Form 10-Q
period 2008-06-30
Montgomery Real Estate Service, Inc.
filed 2008-08-18
CIK 1430060

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

MONTGOMERY REAL ESTATE SERVICE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0450667
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

191 Chestnut Street, Springfield, MA. 01103
(Address of principal executive offices)

(413) 734-3116
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of August 17, 2008: 8,856,200
Number of shares of convertible preferred stock outstanding as of August 17, 2008: 3,600,000

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

INDEX TO FORM 10-Q
Page No.
PART I

Item 1. Consolidated Financial Statements	3

Consolidated Balance Sheet - as of June 30, 2008 (Unaudited)

Consolidated Statements of Operations – Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)

Consolidated Statements of Stockholders' Equity - Six Months Ended June 30, 2008

Consolidated Statements of Cash Flows - Six Months Ended June 30, 2008 and 2007 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures on Market Risk	14

Item 4T. Controls and Procedures	14

PART II

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits and Reports on Form 8-K	13

ITEM 1.

MONTGOMERY REAL ESTATE SERVICE, INC. FKA MEDIA GROUP SOUTH, INC. Consolidated Balance Sheet At June 30, 2008

	Unaudited	Audited
Assets:	6/30/2008	12/31/2007
Current assets
Cash - unrestricted	$135	$1,093
Restricted cash - security deposits	4,586	-
Due from affiliate	29,024	29,024
Other assets	-	4,415
Accounts receivable	3,086	876

Total current assets	36,831	35,408

Fixed assets
Property and equipment	288,371	288,371
Accumulated depreciation	(34,119)	(28,893)

Total fixed assets	254,252	259,478

Total assets	$291,083	$294,886

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities	$3,551	$7,506
Security deposits	4,586	-
Current portion of mortgage payable	12,189	12,189

Total current liabilities	20,326	19,695

Long-term mortgage payable	179,589	185,683

Total liabilities	199,915	205,378

Stockholders' Equity
Common stock, (175,000,000 shares authorized, 8,856,200 shares issued
and outstanding, par value $.001 per share)	8,856	30,356
Convertible Preferred stock, (25,000,000 shares authorized, 3,600,000 shares issued
and outstanding, par value $.001 per share)	3,600	-
Additional paid-in capital	119,483	81,583
Retained deficit	(40,771)	(22,431)

Total stockholders' equity	91,168	89,508

Total liabilities and stockholders' equity	$291,083	$294,886

MONTGOMERY REAL ESTATE SERVICE, INC.
FKA MEDIA GROUP SOUTH, INC.
Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 2008

	Common		Preferred
	Stock		Stock		Additional
	(Par value .001)	Common	(Par value .001)	Preferred	Paid in	Retained
		Shares		Shares	Capital	(Deficit)

Balances, January 1, 2008	$30,356	30,356,200	$-	-	$81,583	$(22,431)

Conversion of Common into Preferred shares
by Director and majority shareholder	$(22,000)	$(22,000,000)	$3,600	$3,600,000	$18,400	$-

Net (loss) income for the period	$-	-	$-	-	$-	$(18,340)

Issuance of Common shares for services
renderred	$500	$500,000	$-	$-	$19,500	$-

Balances, June 30, 2008	$8,856	8,856,200	$3,600	3,600,000	$119,483	$(40,771)

The accompanying notes are an integral part of these consolidated financial statements

MONTGOMERY REAL ESTATE SERVICE, INC.
FKA MEDIA GROUP SOUTH, INC.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007

Rental income	$ 13,758	$ 13,051	$ 27,407	$ 25,437

Total revenue	13,758	13,051	27,407	25,437

Selling, general and administrative expenses	31,530	9,374	39,025	17,028

Net ordinary income (loss)	(17,772)	3,677	(11,618)	8,409

Interest expense	(3,361)	(3,589)	(6,722)	(7,178)

Net income (loss)	$ (21,133)	$ 88	$ (18,340)	$ 1,231

Net income (loss) per share, basic and fully diluted	$ *	$ *	$ *	$ *

Weighted Average Common Shares Outstanding	8,856,200	30,356,200	19,606,200	30,356,200

* = Less than $.01 per share.

The accompanying notes are an integral part of these consolidated financial statements

MONTGOMERY REAL ESTATE SERVICE, INC. FKA MEDIA GROUP SOUTH, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007

	6 Months Ended	6 Months Ended
	6/30/2008	6/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,340)	$1,231
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	5,226	5,226
Common Stock issued for Services received	20,000	-
(Increase) decrease in operating assets:
Accounts receivable	(2,210)	(219)
Other assets	4,415	-
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(3,955)	(189)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,136	6,049

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long term debt	(6,094)	(6,016)
NET CASH (USED IN) FINANCING ACTIVITIES	(6,094)	(6,016)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(958)	33

CASH AND CASH EQUIVALENTS:
Beginning of period	1,093	5

End of period	$135	$38

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$6,722	$7,178

Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

MONTGOMERY REAL ESTATE SERVICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Montgomery Real Estate Service, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these consolidated financial statements should only be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements as included in our Form 10 for the year ended December 31, 2007.

Interim Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of (at) June 30, 2008, and 2007, have been included. Readers of these consolidated financial statements should note that the interim results for the three and six month periods ended June 30, 2008 is not necessarily indicative of the results that may be expected for the fiscal year as a whole.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Business Activity— Montgomery Real Estate Service, Inc. f/k/a Media Group South, Inc. ("The Company") was organized under laws of the State of as a C-Corporation. The Company owns 100% interest in Front Street First Corp, (Front Street) a Nevada Corporation.  Front Street merged with and into the Company as a wholly owned subsidiary on December 31, 2007.  The purpose of Front Street is to buy, sell, rent, and improve any and all aspects of real estate. Front Street currently owns one building in Chicopee, Massachusetts.

Cash and Cash Equivalents—For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition—The Company’s revenue is derived from rental income from 6 leases, and all 6 are paid on a “month to month” basis.

In accordance with SFAS 13, paragraph 23, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying June 30, 2008 consolidated balance sheet. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Comprehensive Income (Loss)—The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements.  There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the consolidated financial statements.

MONTGOMERY REAL ESTATE SERVICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)

Advertising Costs—Advertising costs are expensed as incurred. For the quarters ended June 30, 2008 and 2007, the Company incurred $0 and $0 respectively.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Net Loss per Common Share—Statement of Financial Accounting Standard (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations.  Basic earnings per share amounts are based on the weighted average shares of common stock outstanding.  If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.  Accordingly, this presentation has been adopted for the period presented.  There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

Income Taxes—Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, and some portion or the entire deferred tax asset will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.

Impairment of Long-Lived Assets—The Company evaluated the recoverability of its property and equipment, and other assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of” which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

Property and equipment—Rental property is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the rental property’s remaining 27.5 years.

NOTE 3 – NOTES PAYABLE

Mortgages incurred for the purchase of the rental property consist of the following approximate amounts:

Secured, Commercial Mortgage to an unrelated party.
Dated February 15, 2005, Bearing 6.75% interest.	$157,000

Secured, Commercial Mortgage to an unrelated party.
Date February 15, 2005, Bearing 7% interest.	32,000
$191,000

NOTE 4 - GOING CONCERN

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $40,771 as of June 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

Management's plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase revenues in an effort to generate positive cash flow. Additionally, we must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Montgomery Real Estate Service, Inc. is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this quarterly report on Form 10-Q. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; the retention and availability of key personnel; and general economic and business conditions.

We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements and that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Consequently, no forward-looking statement can be guaranteed.

New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Introduction

We were incorporated on February 8, 2000 under the laws of the State of Nevada.  From the beginning of 2003 until December 31, 2007 we had no operations no assets.  We were a dormant company and with no revenues.  Subsequent to December 31, 2007 we have begun operating in the real estate industry and now engage in the business of buying, selling, renting, and improving real estate. We are an early stage company and currently own 100% of the common stock of Front Street First Corp., which, in turn, owns property in Chicopee, Massachusetts, near Springfield in western Massachusetts at 472 Front Street. Specifically, we own a three-story house that consists of six units and generates revenue by rentals on units. We plan to continue in this line of business for the foreseeable future. Our executive offices are located at c/o Lessard Property Management, Inc. 191 Chestnut Street in Springfield, Massachusetts 01103. Our telephone number is at Lessard Property Management, Inc. is (413) 734-3116. We are currently authorized to issue 275,000,000 shares of common stock and 25,000,000 shares of preferred stock. Both have a par value of $.001 per share. The preferred shares are convertible into common on a one for ten conversion basis. We currently have 30,356,200 shares of common stock issued and outstanding.

Our business plan is to buy more investment properties which we believe have good cash flows or good cash flow potential, plus a favorable estimated resale value. We plan to lease our properties primarily to residential tenants. We plan to make limited improvements to our properties, so that we can increase occupancy, improve cash flows, and enhance potential resale value.

As shown in the 2007 and 2006 audited financial statements, we have suffered recurring losses from operations since our inception. We experienced net income (losses) of ($12,767) and $180 during 2007 and 2006, respectively. We had a total accumulated deficit of $22,431 as of December 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

THE BUILDING AT 472 FRONT STREET

On December 31, 2007, we acquired 100% of the common stock of Front Street First Corp., which in turn, owns 100% of a three-story apartment house, with six units in central downtown Chicopee, Massachusetts at 472 Front Street, which the board of directors had identified as an acceptable business opportunity. We are obligated to secured commercial mortgages to two unrelated parties collectively for $203,201 in order to obtain the property. As of December 31, 2007, the mortgages had been paid down to an aggregate of $197,872.

As of December 31, 2007, we had six lease agreements in place for the building. The leases are managed by Lessard Property Management, Inc. on our behalf, and the monthly amounts due under the leases, in the aggregate, total $4,465 per month according to the rent roll. We have not reported the individual lease amounts, because they are in the names of private individuals.

Lessard Property Management has a contract with us to manage these leases, and their fee for doing so is 8% of the collected rent, or $150 per project, whichever is greater.  For a full list of duties performed by Lessard Property Management, Inc. please refer to Exhibit 10.1 This property management agreement was assigned to us by, Duane Bennett, trustee of our majority shareholder, for no additional consideration, other than as part of the process by which he deeded the property to us.

OVERVIEW OF OUR MARKET AREA

The city of Chicopee lies on the outskirts of the Springfield, Massachusetts urban area, located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91.  Interstate 90 is the major east-west highway crossing Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Chicopee is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut.  Chicopee serves as the home of Westover Air Force Reserve Base and Barnes Air National Guard Base and is located in Hampden County, Massachusetts, whose estimated 2007 population was 464,758. Hampden County’s current annual growth rate is 0.3%.

The economy in our primary market area enjoys the presence of large employers such as the Baystate Health, Big Y Supermarkets, University of Massachusetts, Mass Mutual Financial Group, Mercy Medical Center, Friendly Ice Cream Corporation, Yankee Candle, and Hasbro Games.  Performance Foods is near completion of its 275,000 square foot distribution facility and Harvey Industries will build a new 250,000 square foot manufacturing facility in the Chicopee River Industrial Park. Other employment and economic activity is provided by financial institutions, eight other colleges and universities, several other hospitals and a variety of wholesale and retail trade businesses.

Recent local developments such as the announcement by Baystate Health of a $259 million expansion, a historic downtown hotel in Springfield will be redeveloped next year with a new parking garage and a rebound in the class A office market will bring improvements to the local economy.  According to the NAI Global 2008 Market Report, although the real estate market in Western Massachusetts continues to have problems, the fourth quarter of 2007 ended with positive changes in the area and with new commercial and industrial development planned for the future, the Greater Springfield, Massachusetts area is expected to rebound in 2008.

According to the Pioneer Valley Planning Commission's "Briefing Report:  The Economic Impact of the Proposed New Haven-Hartford-Springfield Commuter Rail Line," dated December 2006, the economic impact of building the proposed New Haven-Hartford-Springfield commuter rail line will be significant.  The operation of the commuter rail line will create about 249 new jobs in the corridor as well as increase regional economic output by almost $15 million per year and regional income tax revenues by about $1.2 million per year for the 10-year period 2011-2020.

A press release put out on May 1, 2008 by the University of Massachusetts Donahue Institute indicates that Massachusetts has stayed above the average national economic growth, which through March has grown by a 3.2% annual rate compared to a .6% rate for the nation. Additionally, the state has added 4,600 jobs while the nation has cut over 200,000 jobs.  Massachusetts is home to many technology, biotechnology and health science industries that are in high demand.  For this reason, Michael Goodman, Director of Economic and Public Policy Research at the University of Massachusetts’ Donahue Institute stated that, “The technology part of our economy is offsetting the housing market.”

These market factors form the setting in which we plan to execute our business model.

OUR PLAN TO ACQUIRE OTHER RENTAL PROPERTIES

Our business plan is to buy more rental properties that we believe are undervalued, compared to their cash flows and estimated resale value. Our strategy is to identify rental properties with a favorable purchase price relative to their market value, as well as positive cash flow. We plan to buy properties primarily leased to residential tenants. We are prepared to make some improvements to our properties, so that we can increase occupancy, improve cash flows, and enhance potential resale value. We will most likely seek properties in the Springfield, Massachusetts area for the next 12 months.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We operate primarily in the Springfield, Massachusetts area. We plan to strengthen our position in this market. We plan to expand our operations through our acquisition and improvement of real estate.

We presently own one three-story apartment building in Chicopee, Massachusetts. Duane Bennett, has previously owned and operated a real estate company in the Springfield, Massachusetts area, and has long-term contacts in the area. We anticipate that we will begin to locate and negotiate for the purchase of additional properties during the second quarter of 2008. We hope to acquire additional real estate in the next 12 months, and to utilize the proceeds from the resale of those properties, along with their revenues, to pay our operating costs for the next twelve months; however, there are no assurances that this revenue will be sufficient to cover our operating costs. Accordingly, if our revenues are not sufficient, management actions would be taken to raise equity capital, seek strategic relationships and alliances, and build our marketing efforts to generate positive cash flow provide the means for us to continue as a going concern. Mr. Bennett is related to us as our officer, director and sole shareholder of the Northeast Nominee Trust, our majority shareholder. There is not a written agreement in place with Mr. Bennett and he has no obligation to provide additional funds.

PROPERTY LOCATION PROCEDURES

We plan to conduct a preliminary analysis that consists of:

•
Reviewing real estate sales information provided by local board of realtors associations and our review of the census tract increases. The information that we may obtain that would weigh in favor or our proceeding with a property acquisition would be:

o	High volume of real estate sales within the specific area
o	New schools and major commercial developments in the area
o	Improved state and city roads in the area

The information that we may obtain that would weigh against our proceeding with a property acquisition would be:

o	Hazardous waste in the area
o	High crime in the area
o	Overcrowding in the area

The data that we analyze to determine whether to purchase properties are:

•	Demographic data that suggests increased demand in a specific area. The data that would weigh in favor of our proceeding with a purchase would be:
.
o	Increase in industrial activity such as a major corporation moving into the area creating new jobs and increasing residential housing demand.
o	Increase in the population’s median income levels for a certain area.
o	Low crime rate in the area
.
•	Demographic data that would weigh against a purchase would be:

o	Migration of industrial companies outside the area.
o	Decrease in income levels
o	High crime rate in the area

In order to determine and evaluate the fastest growing areas, we will obtain reports from report surveys and reporting companies. These reports will provide detailed information that we will then study to determine where the good areas of growth are.

We will also rely on information provided by the U.S. Census Bureau to obtain information pertaining to population shifts and number of total people in a specific area. We plan also to compare the population figures from the 1990 census with those of the 2000 census.

DETAILED MARKET AND FINANCIAL ANALYSIS

We will perform detailed market and financial analysis regarding each property we decide to review for purchase so as to determine whether the specific location is appropriate for acquisition and development. That detailed information will include the following:

•	Number of properties on the market.
•	Number of properties sold in the past 12 months.
•	Sales prices asked per property.
•	Sales price sold per property.
•	Total square footage and acreage per property
•	Total number of units per property.
•	Total number of pending closings per property.

PURCHASE PROCEDURES

Once we have located a property that we may want to purchase, we will ascertain whether the owner is willing to sell the property. We then negotiate a purchase price and ask the following questions of the prospective seller and/or obtain answers from third parties:

•	When does the owner want to sell and close? Favorable conditions we look for regarding this factor are:

o	The seller is willing and able to sell within a six-month period.
o	Typically, the timing and motivation of sellers to enter into contract to sell may include several factors such as: estate planning, gifts to family, age, health and other personal factors.

•	How much will the owner sell the land for? Favorable conditions we will look for regarding this factor are:

o	The price is below market value. We determine market value through appraisals and comparable sales reports in the area.
o	With respect to price, we would also consider value trends, such as historical yearly increases in property values

•	Are there any defects on the title? Favorable conditions we will look for regarding this factor are:

o	No liens and/or encumbrances.
o	The buyer is able to deliver a clean title within the time we would like to close.

•	Does the landowner have title insurance on the property? Favorable conditions we will look for regarding this factor are:

o	The landowner has title insurance on the property.
o	The landowner is able to secure title insurance on the property.
o	We would be able to obtain title insurance on the purchased property.

We will obtain the following documents from the seller during our due diligence on the property:

•	General maps;
•	Environmental reports
•	Copies of existing zoning maps and regulations;
•	Conduct land inspection procedures;
•	Proposed zoning regulations;
•	Deeds;
•	Title insurance; and
•	Tax bills.

We then verify the accuracy of these documents and determine how the information contained in the documents impacts the property that we are considering to purchase.

OUR FINANCING PROCEDURES

We will attempt to obtain financing from local banks doing business within the area where we are attempting to purchase property. Our officer and director, Mr. Bennett, has, in the past, personally guaranteed repayment of debt for property purchases along with necessary corporate guarantees, and we plan to use such guarantees in the future, if necessary; however, there are no assurances that Mr. Bennett, or we, will be in a financial position to do so. We do not have any written agreements now or in the past with Mr. Bennett, obligating him to guarantee repayment of future debt or any of our other obligations. Mr. Bennett is not otherwise under any legal obligation to provide us with capital. Assuming we can pay down some of the mortgages on our property, we hope to leverage the property with a financial institution or private lender so that funds are available for additional purchases, based on using the property as collateral.

The procedures for obtaining our financing are as follows:

1.	File loan application.
2.	Credit checks, property appraisal done.
3.	Loan documents drafted.
4.	Down payment made that is typically approximately 5 to 10% of the appraised value.
5.	Institution lends funds for the balance, less certain transaction fees that are typically between approximately 2 to 3%.
6.	A lien is then filed with the appropriate recorder’s office.

There are no assurances that our financing procedures will be adequate to secure the funds needed to sustain our operations.

DISTRIBUTION

We have no distribution agreements in place with anyone. We plan to sell the properties we acquire primarily through direct selling efforts involving established real estate brokers and property managers and corporations that may have a need for residential and/or commercial real estate. We plan to contract with real estate brokers, sub-contractors and other agents to assist in us on a project-by-project basis.

NEW PRODUCTS OR SERVICES

We currently have no new products or services announced to the public. We will make public announcement in the future upon entering into material contracts to acquire any new real estate projects.

COMPETITIVE BUSINESS CONDITIONS

We face significant competition both in acquiring rental properties and in attracting renters. Our primary market area of residential multi-family unit rentals is highly competitive, and we face direct competition from a significant number of multi-family unit landlords, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these landlords are significantly larger and have greater financial resources than us. Our competition for renters comes from newer built apartment complexes as well as older apartment buildings.

New jobs created in 2007 (30,800) was the strongest it’s been five years.  But as the year ended, growth slowed to 22,400 (0.9%).  The businesses that helped jumpstart 2007 have had sluggish growth recently.  Red Capital Research, forecast job growth to slow (0.3%) in 2008.  However, Red Capital Group thinks that in 2009 there will be big progress in the employment sectors, such as transportation, finance, business services, and education and health service firms.

According to Red Capital Group’s March 2008 Market Overview Multifamily Housing Update, a total of 10,600 units were completed over 2006 and 2007, an uncharacteristically active 24- month period.  However, despite recent weakness, Reis Inc. is optimistic with regard to New England assets.  The service expects owners to have faster rates of effective rent growth in 2008- 2009. (2.8%)

The average price per unit rose 12% in 2007 to $173,789.  Furthermore, according to Real Capital Analytics, trade activity soared 150% to $3.006. Red Capital Group estimates that there is a five-year holding period, with a total return of 5.5%.

In addition, we face significant competition from home builders and land developers, because many renters have moved out of the rental market into single-family homes. Nationally, there are over one hundred major land developers. Approximately 10% of these developers capture approximately 50% of the market for such developments. These developers have greater financial resources than we do and are better poised for market retention and expansion than we are. Specifically, our competition with national homebuilders is as follows:

•	Pulte Homes;
•	Ryan Homes;
•	Ryland Homes;
•	Toll Brothers
•	John Weiland Homes;
•	Crescent Resources; and
•	Harris Group

These national homebuilders purchase land or lots of vacant land parcels to build single-family homes, often in connection with nearby shopping centers and commercial buildings. The national homebuilders have substantial resources to enable them to build single-family homes for resale.

These builders engage in single-family home development and have greater financial resources than we do. In addition, these companies have greater operational resources because they are able to perform a variety of development tasks themselves. These companies purchase vacant land tracts and perform all the work necessary to construct the homes, such as land clearing and road development and then build the homes themselves. In contrast, we do not have the financial or operational resources to perform these tasks. These national and local builders are better equipped to acquire tracts of land equipped with these capabilities due to their operational and financial superiority over us.

We have no competitive advantages over any of the individuals and/or companies against whom we compete. We have significantly less capital, assets, revenues, employees and other resources than our local and/or national competition. There are no barriers to entry into this market.

INTELLECTUAL PROPERTY

At present, we do not have any patents, trademarks, licenses, franchises, concessions, and royalty agreements, labor contracts or other proprietary interests.

GOVERNMENT REGULATION ISSUES

We are subject to applicable provisions of federal and state securities laws and to regulations specifically governing the real estate industry, including those governing fair housing and federally backed mortgage programs. Our operations will also be subject to regulations normally incident to business operations, such as occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation and income tax and social security related regulations. Although we will use our best efforts to comply with applicable regulations, we can provide no assurance of our ability to do so, nor can we fully predict the effect of these regulations on our proposed activities.

RESEARCH AND DEVELOPMENT

We have spent no funds on research and development.

EMPLOYEES

Presently, we have no employees. We have no employment agreements with any of our management. We do not anticipate hiring any additional employees in the next 12 months.

RESULTS OF OPERATIONS

Revenues (for the three and six months ended June 30, 2008 and 2007).

Revenues increased $707 or 1% to $13,758 for the three months ended June 30, 2008, respectively, as compared with $13,051 for the three months ended June 30, 2007, respectively. Revenues increased $1,970 or 8% to $27,407 for the six months ended June 30, 2008, respectively, as compared with $25,437 for the six months ended June 30, 2007, respectively. Revenues consisted of rentals on residential rental properties. The reasons for the above increases in revenues are attributable to cost of living increases on rents.

All sales transactions were with unrelated parties.

Cost of Sales (for the three and six months ended June 30, 2008 and 2007).

None.

Expenses (for the three and six months ended June 30, 2008 and 2007).

Operating expenses for the three months ended June 30, 2008 increased $22,156 or 236% to $31,530. The increase in expenses during this period was primarily attributable to an increase in general and administrative expenses that pertained to an issuance of 500,000 shares to a service provider in the second quarter of 2008. These shares were recorded at $.04 per share or the fair value of our stock at the date of issuance.

Operating expenses for the six months ended June 30, 2008 decreased $21,997 or 129% to $39,025. The increase in expenses during this period was primarily attributable to an increase in general and administrative expenses that pertained to more repairs and maintenance and the aforementioned issuance of shares for services received which increased in the first and second quarters of 2008.

We expect increases in expenses through the year 2008 as we move toward developing our business plan and registering our common stock. In addition, we expect cash outlays for professional fees to increase to around $20,000 per year for compliance with the reporting requirements of the Securities and Exchange Commission once our registration is deemed effective.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Income Taxes (for the three and six months ended June 30, 2008 and 2007).

We had no provision for income taxes for the three and six months ended June 30, 2008 and 2007, respectively, due to our net loss.

If we incur losses, we may have a deferred tax asset. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. We do not currently have any net deferred tax assets.

Income/Losses (for the three and six months ended June 30, 2008 and 2007).

We had a net income (loss) of $(21,133), or less than $.01 per common share for the three-month period ended June 30, 2008. This compares to a net income of $88 or less than $.01 per common share for the same period ended June 30, 2007. The decrease in net income is attributable to the increase in general and administrative expenses as mentioned above.

We had a net income (loss) of $18,340, or less than $.01 per common share for the six-month period ended June 30, 2008. This compares to a net income of $1,231 or less than $.01 per common share for the same period ended June 30, 2007. The increase in net income is attributable to the smaller effect of the increase in general and administrative expenses as mentioned above.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the six months ended June 30, 2008 and 2007).

Cash flows provided by operations were $5,136 and $6,049 for the six months ended June 30, 2008 and 2007, respectively. These were mainly attributable to an increase and decrease in accounts payable an issuance of shares for services received of $20,000 in 2008 and non-cash depreciation charges of $5,226 in both periods.

Cash flows provided by (used in) financing activities were $(6,094) and $(6,016) for the six months ended June 30, 2008 and 2007, respectively. Cash flows used in these periods were due solely to repayments on notes payable on our income producing rental property.

Overall, we have funded our cash needs from inception through June 30, 2008 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $135 and working capital of $16,505 as of June 30, 2008. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during the remainder of 2007 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2007 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

On a long-term basis, liquidity depends on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering launching a local advertising campaign. Our current capital and revenues are insufficient to fund such marketing. If we choose to launch such a campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

- Seek projects of lesser value or that may be less profitable
- Seek smaller projects, which are less capital intensive, in lieu of larger projects; or
- Seek projects that are outside our geographical area to generate some revenue for us.

Demand for our rental services will be dependent on, among other things, market acceptance of our services, the real estate market in general and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of rents from residential properties, our business operations may be adversely affected by our competitors and prolonged recession periods.

Our success will depend upon implementing our plan of operations and the risks associated with our business plans. We operate a small real estate rental business in the Springfield, Massachusetts area. We plan to strengthen our position in this market. We also plan to expand our operations in the Springfield area.

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $20,771 as of June 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

Management's plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase revenues in an effort to generate positive cash flow. Additionally, we must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation performed by our management, including its Principal Executive Officer and Principal Financial Officer, it was determined that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosures

Changes in Internal Control Over Financial Reporting

Our Principal Executive Officer and Principal Financial Officer have determined that, during the period covered by this quarterly report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. They have also concluded that there were no significant changes in our internal controls after the date of the evaluation.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Our officer and director converted 22,000,000 of his common shares into 3,600,000 prefered shares which are convertible at a rate of 10 preferred shares for every 1 share of common during the second quarter.

500,000 shares of common stock were issued to an unrelated service provider in exchange for $20,000 worth of professional fees in the second quarter.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 6.      Exhibits and Reports on Form 8-K

31.1 CEO Certification Pursuant to Section 302

31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)

32.1 CEO Certification Pursuant to Section 906

32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTGOMERY REAL ESTATE SERVICE, INC. (Registrant)

Date: August 17, 2008	By:
/s/ Duane Bennett Duane Bennett President, Chief Executive Officer, and Chief Financial Officer