Form 10-Q/A
period 2008-06-30
Montgomery Real Estate Service, Inc.
filed 2008-08-22
CIK 1430060

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Number of shares of common stock outstanding as of August 17, 2008: 30,356,200
Number of shares of preferred stock outstanding as of August 17, 2008: -0-

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

Consolidated Statement of Stockholders' Equity- For the Six Months Ended June 30, 2008

Consolidated Statements of Cash Flows - Six Months Ended June 30, 2008 and 2007 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures on Market Risk	14

Item 4T. Controls and Procedures	14

PART II

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits and Reports on Form 8-K	14

ITEM 1.

MONTGOMERY REAL ESTATE SERVICE, INC. FKA MEDIA GROUP SOUTH, INC. Unaudited Consolidated Balance Sheet At June 30, 2008

	Unaudited	Audited
Assets:	6/30/2008	12/31/2007
Current assets
Cash - unrestricted	$135	$1,093
Restricted cash - security deposits	4,586	-
Due from affiliate	29,024	29,024
Other assets	-	4,415
Accounts receivable	3,086	876

Total current assets	36,831	35,408

Fixed assets
Property and equipment	288,371	288,371
Accumulated depreciation	(34,119)	(28,893)

Total fixed assets	254,252	259,478

Total assets	$291,083	$294,886

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities	$3,551	$7,506
Security deposits	4,586	-
Current portion of mortgage payable	12,189	12,189

Total current liabilities	20,326	19,695

Long-term mortgage payable	179,589	185,683

Total liabilities	199,915	205,378

Stockholders' Equity
Common stock, (175,000,000 shares authorized, 30,356,200 shares issued
and outstanding, par value $.001 per share)	30,356	30,356
Preferred stock, (25,000,000 shares authorized, no shares issued
and outstanding, par value $.001 per share)	-	-
Additional paid-in capital	81,583	81,583
Retained deficit	(20,771)	(22,431)

Total stockholders' equity	91,168	89,508

Total liabilities and stockholders' equity	$291,083	$294,886

MONTGOMERY REAL ESTATE SERVICE, INC.
FKA MEDIA GROUP SOUTH, INC.
Unaudited Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007

Rental income	$ 13,758	$ 13,051	$ 27,407	$ 25,437

Total revenue	13,758	13,051	27,407	25,437

Selling, general and administrative expenses	11,530	9,374	19,025	17,028

Net ordinary income	2,228	3,677	8,382	8,409

Interest expense	(3,361)	(3,589)	(6,722)	(7,178)

Net income (loss)	$ (1,133)	$ 88	$ 1,660	$ 15,587

Net income (loss) per share, basic and fully diluted	$ *	$ *	$ *	$ *

Weighted Average Common Shares Outstanding	30,356,200	30,356,200	30,356,200	30,356,200

* = Less than $.01 per share.

The accompanying notes are an integral part of these consolidated financial statements

MONTGOMERY REAL ESTATE SERVICE, INC.
FKA MEDIA GROUP SOUTH, INC.
Unaudited Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 2008

	Common		Preferred
	Stock		Stock		Additional
	(Par Value	Common	(Par Value	Preferred	Paid in	Retained
	$.001)	Shares	$.001)	Shares	Capital	(Deficit)

Balances, January 1, 2008	$30,356	30,356,200	$-	-	$81,583	$(22,431)

Net income for the period	$-	-	$-	-	$-	$1,660

Balances, June 30, 2008	$30,356	30,356,200	$-	-	$81,583	$(20,771)

The accompanying notes are an integral part of these consolidated financial statements

MONTGOMERY REAL ESTATE SERVICE, INC. FKA MEDIA GROUP SOUTH, INC.
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007

	6 Months Ended	6 Months Ended
	6/30/2008	6/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,660	$1,231
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	5,226	5,226
(Increase) decrease in operating assets:
Accounts receivable	(2,210)	(219)
Other assets	4,415	-
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(3,955)	(189)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,136	6,049

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long term debt	(6,094)	(6,016)
NET CASH (USED IN) FINANCING ACTIVITIES	(6,094)	(6,016)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(958)	33

CASH AND CASH EQUIVALENTS:
Beginning of period	1,093	5

End of period	$135	$38

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$6,722	$7,178

Cash paid during the period for income taxes	$-	$-

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

As shown in the accompanying audited financial statements, we have suffered recurring losses from operations since our inception. We experienced net income (losses) of ($12,767) and $180 during 2007 and 2006, respectively. We had a total accumulated deficit of $22,431 as of December 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

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

Operating expenses for the three months ended June 30, 2008 increased $2,156 or 23% to $11,530. The increase in expenses during this period was primarily attributable to an increase in general and administrative expenses that pertained to more repairs and maintenance which increased in the second quarter of 2008.

Operating expenses for the six months ended June 30, 2008 decreased $1,997 or 12% to $19,025. The increase in expenses during this period was primarily attributable to an increase in general and administrative expenses that pertained to more repairs and maintenance which increased in the first and second quarters of 2008.

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

We had a net income (loss) of $(1,133), or less than $.01 per common share for the three-month period ended June 30, 2008. This compares to a net income of $88 or less than $.01 per common share for the same period ended June 30, 2007. The decrease in net income is attributable to the increase in general and administrative expenses as mentioned above.

We had a net income (loss) of $1,660, or less than $.01 per common share for the six-month period ended June 30, 2008. This compares to a net income of $1,231 or less than $.01 per common share for the same period ended June 30, 2007. The increase in net income is attributable to the smaller effect of the increase in general and administrative expenses as mentioned above.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the six months ended June 30, 2008 and 2007).

Cash flows provided by operations were $5,136 and $6,049 for the six months ended June 30, 2008 and 2007, respectively. These were mainly attributable to an increase and decrease in accounts payable and non-cash depreciation charges of $5,226 in both periods.

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

None.

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

MONTGOMERY REAL ESTATE SERVICE, INC. (Registrant)

Date: August 21, 2008	By:
/s/ Duane Bennett Duane Bennett President, Chief Executive Officer, and Chief Financial Officer