Form 10-Q/A
period 2008-06-30
Montgomery Real Estate Service, Inc.
filed 2008-09-12
CIK 1430060

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

MONTGOMERY REAL ESTATE SERVICE, INC. (Registrant)

Date: Septerber 12, 2008	By:
/s/ Duane Bennett Duane Bennett President, Chief Executive Officer, and Chief Financial Officer