Form 10-Q
period 2008-09-30
Montgomery Real Estate Service, Inc.
filed 2008-11-13
CIK 1430060

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2008

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

Number of shares of common stock outstanding as of November 13, 2008: 9,736,200
Number of shares of preferred stock outstanding as of November 13, 2008: 3,600,000

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	x

ITEM 1. CONSOLIDATED FINANCIALS

INDEX TO MONTGOMERY REAL ESTATE SERVICE, INC. CONSOLIDATED FINANCIAL STATEMENTS

MONTGOMERY REAL ESTATE SERVICE, INC.PAGE

Consolidated Balance Sheet  4

Consolidated Statement of Operations  5

Consolidated Statement of Stockholders’ Equity  6

Consolidated Statement of Cash Flows  7

Notes to Consolidated Financial Statements  8

MONTGOMERY REAL ESTATE SERVICE, INC.
FKA MEDIA GROUP SOUTH, INC.
Consolidated Balance Sheet
At September 30, 2008

	Unaudited	Audited
Assets:	9/30/2008	12/31/2007
Current assets
Cash - unrestricted	$678	$1,093
Restricted cash - security deposits	4,586	-
Due from affiliate	29,024	29,024
Other assets	-	4,415
Accounts receivable	3,086	876

Total current assets	37,374	35,408

Fixed assets
Property and equipment	288,371	288,371
Accumulated depreciation	(36,732)	(28,893)

Total fixed assets	251,639	259,478

Total assets	$289,013	$294,886

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities	$1,697	$7,506
Security deposits	4,586	-
Current portion of mortgage payable	12,189	12,189

Total current liabilities	18,472	19,695

Long-term mortgage payable	176,542	185,683

Total liabilities	195,014	205,378

Stockholders' Equity
Common stock, (175,000,000 shares authorized, 9,736,200 shares issued
and outstanding, par value $.001 per share)	9,736	30,356
Preferred stock, (25,000,000 shares authorized, 3,600,000 shares issued
and outstanding, par value $.001 per share)	3,600	-
Additional paid-in capital	153,803	81,583
Retained deficit	(73,140)	(22,431)

Total stockholders' equity	93,999	89,508

Total liabilities and stockholders' equity	$289,013	$294,886

MONTGOMERY REAL ESTATE SERVICE, INC.
FKA MEDIA GROUP SOUTH, INC.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007

	3 Months Ended				9 Months Ended
	9/30/2008		9/30/2007		9/30/2008		9/30/2007

Rental income		$13,839		$13,552		$41,246		$38,989

Total revenue		13,839		13,552		41,246		38,989

Selling, general and administrative expenses		62,847		8,698		81,872		25,726

Net ordinary income		(49,008)		4,854		(40,626)		13,263

Interest expense		(3,361)		(3,647)		(10,083)		(10,825)

Net income (loss)		$(52,369)		$1,207		$(50,709)		$2,438

Net income (loss) per share, basic and fully diluted	$	*	$	*	$	*	$	*

Weighted Average Common Shares Outstanding		30,356,200		30,356,200		30,356,200		30,356,200

* = Less than $.01 per share.

The accompanying notes are an integral part of these consolidated financial statements

MONTGOMERY REAL ESTATE SERVICE, INC.
FKA MEDIA GROUP SOUTH, INC.
Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2008

	Common		Preferred
	Stock		Stock		Additional
	(Par Value	Common	(Par Value	Preferred	Paid in	Retained
	$.001)	Shares	$.001)	Shares	Capital	(Deficit)

Balances, January 1, 2008	$30,356	30,356,200	$-	-	$81,583	$(22,431)

Conversion of common into preferred shares	$(22,000)	(22,000,000)	$3,600	3,600,000	$18,400	$-

Issuance of common shares for services received	$1,380	1,380,000	$-		$53,820

Net loss for the period	$-	-	$-	-	$-	$(50,709)

Balances, September 30, 2008	$9,736	9,736,200	$3,600	3,600,000	$153,803	$(73,140)

The accompanying notes are an integral part of these consolidated financial statements

MONTGOMERY REAL ESTATE SERVICE, INC.
FKA MEDIA GROUP SOUTH, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007

	9 Months Ended	9 Months Ended
	9/30/2008	9/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(50,709)	$2,438
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	7,839	7,839
Common stock issued for services received	55,200	-
(Increase) decrease in operating assets:
Accounts receivable	(2,210)	(384)
Other assets	4,415	-
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(5,809)	(401)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,726	9,492

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long term debt	(9,141)	(9,024)
NET CASH (USED IN) FINANCING ACTIVITIES	(9,141)	(9,024)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(415)	468

CASH AND CASH EQUIVALENTS:
Beginning of period	1,093	5

End of period	$678	$473

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$10,083	$10,825

Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

MONTGOMERY REAL ESTATE SERVICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Montgomery Real Estate Service, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these consolidated financial statements should only be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements as included in our Form 10-K for the year ended December 31, 2007.

Interim Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of (at) September 30, 2008, and 2007, have been included. Readers of these consolidated financial statements should note that the interim results for the three and nine month periods ended September 30, 2008 is not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

In accordance with SFAS 13, paragraph 23, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying September 30, 2008 consolidated balance sheet. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

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

Advertising Costs—Advertising costs are expensed as incurred. For the quarters ended September 30, 2008 and 2007, the Company incurred $0 and $0 respectively.

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
$191,000

NOTE 4 - GOING CONCERN

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $73,140 as of September 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

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

Introduction

We were incorporated on February 8, 2000 under the laws of the State of Nevada.  From the beginning of 2003 until December 31, 2007 we had no operations no assets.  We were a dormant company and with no revenues.  Subsequent to December 31, 2007 we have begun operating in the real estate industry and now engage in the business of buying, selling, renting, and improving real estate. We are an early stage company and currently own 100% of the common stock of Front Street First Corp., which, in turn, owns property in Chicopee, Massachusetts, near Springfield in western Massachusetts at 472 Front Street. Specifically, we own a three-story house that consists of six units and generates revenue by rentals on units. We plan to continue in this line of business for the foreseeable future. Our executive offices are located at c/o Lessard Property Management, Inc. 191 Chestnut Street in Springfield, Massachusetts 01103. Our telephone number is at Lessard Property Management, Inc. is (413) 734-3116. We are currently authorized to issue 275,000,000 shares of common stock and 25,000,000 shares of preferred stock. Both have a par value of $.001 per share. The preferred shares are convertible into common on a one for ten conversion basis. We currently have 9,736,200 shares of common stock issued and outstanding.

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

Lessard Property Management has a contract with us to manage these leases, and their fee for doing so is 8% of the collected rent, or $150 per project, whichever is greater.  For a full list of duties performed by Lessard Property Management, Inc. please refer to Exhibit 10.1 on the SEC filings. This property management agreement was assigned to us by, Duane Bennett, trustee of our majority shareholder, for no additional consideration, other than as part of the process by which he deeded the property to us.

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

RESULTS OF OPERATIONS

Revenues (for the three and nine months ended September 30, 2008 and 2007).

Revenues increased $287 or 1% to $13,839 for the three months ended September 30, 2008, respectively, as compared with $13,552 for the three months ended September 30, 2007, respectively. Revenues increased $2,257 or 5.5% to $41,246 for the nine months ended September 30, 2008, respectively, as compared with $38,989 for the nine months ended September 30, 2007, respectively. Revenues consisted of rentals on residential rental properties. The reasons for the above increases in revenues are attributable to cost of living increases on rents.

All sales transactions were with unrelated parties.

Cost of Sales (for the three and nine months ended September 30, 2008 and 2007).

None.

Expenses (for the three and nine months ended September 30, 2008 and 2007).

Operating expenses for the three months ended September 30, 2008 increased $54,149 or 722.5% to $62,847. The increase in expenses during this period was primarily attributable to an increase in general and administrative expenses that pertained to more repairs and maintenance which increased in the second quarter of 2008. The major increase is attributable to the payment for services rendered in the amount of $55,200 (1,380,000 common shares * $.04 market price = $55,200).

Operating expenses for the nine months ended September 30, 2008 increase $56,146 or 318% to $81,872. The increase in expenses during this period was primarily attributable to an increase in general and administrative expenses that pertained to more repairs and maintenance which increased in the first and second quarters of 2008. The major increase is attributable to the payment for services rendered in the amount of $55,200 (1,380,000 common shares * $.04 market price = $55,200).

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

Income Taxes (for the three and nine months ended September 30, 2008 and 2007).

We had no provision for income taxes for the three and nine months ended September 30, 2008 and 2007, respectively, due to our net loss.

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

Income/Losses (for the three and nine months ended September 30, 2008 and 2007).

We had a net income (loss) of $(52,369), or less than $.01 per common share for the three-month period ended September 30, 2008. This compares to a net income of $1,207 or less than $.01 per common share for the same period ended September 30, 2007. The decrease in net income is attributable to the increase in general and administrative expenses as mentioned above.

We had a net income (loss) of $(50,709), or less than $.01 per common share for the nine-month period ended September 30, 2008. This compares to a net income of $2,438 or less than $.01 per common share for the same period ended September 30, 2007. The decrease in net income is attributable to the effect of the increase in general and administrative expenses as mentioned above.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the nine months ended September 30, 2008 and 2007).

Cash flows provided by operations were $8,726 and $9,492 for the nine months ended September 30, 2008 and 2007, respectively. These were mainly attributable to an increase and decrease in accounts payable and non-cash depreciation charges of $7,839 in both periods.

Cash flows provided by (used in) financing activities were $(9,141) and $(9,024) for the nine months ended September 30, 2008 and 2007, respectively. Cash flows used in these periods were due solely to repayments on notes payable on our income producing rental property.

Overall, we have funded our cash needs from inception through September 30, 2008 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $678 and working capital of $18,902 as of September 30, 2008. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during the remainder of 2007 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2007 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $73,140 as of September 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

Exhibits

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTGOMERY REAL ESTATE SERVICE, INC. (Registrant)

Date: November 13, 2008	By:	/s/ Duane Bennett
Duane Bennett President, Chief Executive Officer, and Chief Financial Officer