Form 10-K
period 2008-12-31
Montgomery Real Estate Service, Inc.
filed 2009-04-15
CIK 1430060

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2008

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

MONTGOMERY REAL ESTATE SERVICE, INC.
(F/K/A MEDIA GROUP SOUTH, INC.)
 (Exact name of small business issuer as specified in its charter)

Nevada	88-0450667
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Montgomery Real Estate Service, Inc.
c/o Lessard Property Management, Inc.
191 Chestnut Street
Springfield, MA 01103
(Address of principal executive offices)

(413) 734-3116
(Issuer's telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on
To be so registered	which each class is to be
registered
None.	N/A

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
Yes [  ]                                No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	
Non-accelerated filer	
Accelerated filer	
Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [X]

The Registrant’s revenues for its fiscal year ended December 31, 2008 were $56,214.

The aggregate market value of the voting stock on March 16, 2009 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $284,548 based upon the most recent sales price for such Common Stock on said date ($0.041). March 16, 2009, there were 20,196,200 shares of our Common Stock issued and outstanding, of which approximately 6,940,200 shares were held by non-affiliates.

Number of shares of common stock, par value $.001, outstanding as of March 19, 2009: 20,196,200

DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement on Form S-8 filed on November 4, 2008 under the Securities Act of 1933.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

TABLE OF CONTENTS

PART I:

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9A(T).	Controls and Procedures
Item 9B.	Other Information

PART III:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV:

Item 15.	Exhibits, Financial Statement Schedules

SIGNATURES:

ITEM 1. BUSINESS

We were incorporated on February 8, 2000 under the laws of the State of Nevada.  From the beginning of 2003 until December 31, 2007 we had no operations and no assets.  We were a dormant company with no revenues.  Subsequent to December 31, 2007 we have begun operating in the real estate industry and now engage in the business of buying, selling, renting, and improving real estate. Over the last year we have been engaged in buying and selling our property and we have entered into new agreements for the management of new rental property.
During 2008 we owned 100% of the common stock of a company called Front Street First Corp., which, in turn, owned property in Chicopee, Massachusetts, near Springfield in western Massachusetts at 472 Front Street. Specifically, we owned a three-story house that consists of six units and generated revenues by rentals on units.  During 2008 we sold this property and acquired a new property in Chicopee, Massachusetts near Springfield in western Massachusetts at 68-70 Cochran Street.  We own this property through our 100% stock ownership in Phillips Real Estate Services, Inc. which owns 68-70 Cochran Street.  We plan to continue in this line of business for the foreseeable future. Our executive offices are located at c/o Lessard Property Management, Inc. 191 Chestnut Street in Springfield, Massachusetts 01103. Our telephone number is at Lessard Property Management, Inc. is (413) 734-3116. We are currently authorized to issue 175,000,000 shares of common stock and 25,000,000 shares of preferred stock. Both have a par value of $.001 per share. The preferred shares are convertible into common on a one for ten conversion basis. We currently have 20,196,200 shares of common stock issued and outstanding. We currently have 3,600,000 preferred shares issued and outstanding.

Our business plan is to buy more investment properties which we believe have good cash flows or good cash flow potential, plus a favorable estimated resale value. We plan to lease our properties primarily to residential tenants. We plan to make limited improvements to our properties, so that we can increase occupancy, improve cash flows, and enhance potential resale value.

As shown in the accompanying audited financial statements, we have suffered recurring losses from operations since our inception. We experienced net income (losses) of ($134,482) and ($12,767) during 2008 and 2007, respectively. We had a total accumulated deficit of $156,913 as of December 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

THE BUILDING AT 472 FRONT STREET

On December 31, 2007, we acquired 100% of the common stock of Front Street First Corp., which in turn, owns 100% of a three-story apartment house, with six units in central downtown Chicopee, Massachusetts at 472 Front Street, which the board of directors had identified as an acceptable business opportunity.

As of October 29, 2008, we had six lease agreements in place for the 472 Front Street Building. The leases were managed by Lessard Property Management, Inc. on our behalf, and the monthly amounts due under the leases, in the aggregate, total $4,465 per month according to the rent roll. We have not reported the individual lease amounts, because they are in the names of private individuals.

Lessard Property Management had a contract with us to manage the 472 Front Street lease, and their fee for doing so is 8% of the collected rent, or $150 per project, whichever is greater.  This property management agreement was assigned to us by, Duane Bennett, trustee of our majority shareholder, for no additional consideration, other than as part of the process by which he deeded the property to us.

On December 18, 2009, the Registrant sold the property at 472 Front Street in Chicopee, MA to Moose Creek Realty, LLC of 90 Maple Street, Southhampton, MA 01073 in the amount of $275,123.31.  As a result all contractual arrangements with Lessard Property Management for the management and rental of 472 Front Street were cancelled.

THE BUILDING AT 68-70 COCHRAN STREET

On October 29, 2008 the Registrant entered into a Stock Purchase Agreement between Pablo Torres majority shareholder of Phillips Real Estate Services, Inc. (“Seller”) and Montgomery Real Estate Service, Inc. (“Buyer”) as to the facts set forth below. (Exhibit 10.1)

On October 29th Pablo Torres sold 20,000,000 shares (twenty million) of Phillips Real Estate Services, Inc. (“Phillips”) to the Registrant in exchange for 250,000 shares (two hundred fifty thousand) of Montgomery Real Estate Services Inc. (“Buyer”) and $5,000 giving the Buyer majority control of 100% of Phillips which in turn owns the property located at 68-70 Cochran Street in Chicopee, Massachusetts (“Property”). At the same time the Seller transferred the rights and obligations under the Residential Property Management Agreement (Exhibit 10.2) to the Buyer. The Buyer and Seller agreed and Philips became a wholly owned subsidiary of the Buyer.

Seller assigned its rights and obligations under the Residential Property Management Agreement (as set forth in Exhibit 10.2) to the following limited extent: the mortgage will continue to be the personal liability of the Seller until paid in full by him, all rental proceeds to be collected by and controlled by the Seller until the property is resold, any negative cash flows for repairs or expenses whatsoever be the sole responsibility of the Seller. Furthermore in the event cash flow after all expenses exceeds 20%, Montgomery and the Seller will equally share the proceeds. Upon liquidation of this property after expenses, the Seller will receive 25% of the capital gains profit and Montgomery will receive 75% of the capital gains profit. In the event that the Seller is incapable of managing the property, then Montgomery will hire a professional property management company to manage the day to day operations, at the Seller’s expense. Additionally, 100,000 (one hundred thousand) shares of the 250,000 (two hundred fifty thousand) shares are to be sold at a mutually acceptable price and the proceeds to be used exclusively for the pay down of the mortgage on the subject real estate. The Buyers is to pay $5,000 (five thousand) dollars for consideration in this transaction

The 68-70 Cochran Street, Chicopee, Massachusetts property consists of 4 rental units. Of which the accumulated rent received from all 4 units is approximately $2,575 a month.

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

A press release put out on May 29, 2008 by the University of Massachusetts Donahue Institute indicates that Massachusetts has stayed above the average national economic growth, which through March has grown by a 3.2% annual rate compared to a .6% rate for the nation. Additionally, the state has added 4,600 jobs while the nation has cut over 200,000 jobs.  Massachusetts is home to many technology, biotechnology and health science industries that are in high demand.  For this reason, Michael Goodman, Director of Economic and Public Policy Research at the University of Massachusetts’ Donahue Institute stated that, “The technology part of our economy is offsetting the housing market.”

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

We presently own one three-story apartment building in Chicopee, Massachusetts located at 68-70 Cochran Street. Duane Bennett, has previously owned and operated a real estate company in the Springfield, Massachusetts area, and has long-term contacts in the area. We hope to acquire additional real estate in the next 12 months, and to utilize the proceeds from the rental revenues of those properties to pay our operating costs for the next twelve months; however, there are no assurances that this revenue will be sufficient to cover our operating costs. Accordingly, if our revenues are not sufficient, management actions would be taken to raise equity capital, seek strategic relationships and alliances, and build our marketing efforts to generate positive cash flow provide the means for us to continue as a going concern. Mr. Bennett is related to us as our officer, director and sole shareholder of the Northeast Nominee Trust, our majority shareholder. There is not a written agreement in place with Mr. Bennett and he has no obligation to provide additional funds.

PROPERTY LOCATION PROCEDURES

We plan to conduct a preliminary analysis that consists of:

·
Reviewing real estate sales information provided by local board of realtors associations and our review of the census tract increases. The information that we may obtain that would weigh in favor of our proceeding with a property acquisition would be:

o	High volume of real estate sales within the specific area
o	New schools and major commercial developments in the area

o	Improved state and city roads in the area

The information that we may obtain that would weigh against our proceeding with a property acquisition would be:

o	Hazardous waste in the area
o	High crime in the area

o	Overcrowding in the area

The data that we analyze to determine whether to purchase properties are:

·	Demographic data that suggests increased demand in a specific area. The data that would weigh in favor of our proceeding with a purchase would be:
o	Increase in industrial activity such as a major corporation moving into the area creating new jobs and increasing residential housing demand.

o	Increase in the population’s median income levels for a certain area.
o	Low crime rate in the area

·	Demographic data that would weigh against a purchase would be:
o	Migration of industrial companies outside the area.

o	Decrease in income levels
o	High crime rate in the area

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

DETAILED MARKET AND FINANCIAL ANALYSIS

We will perform detailed market and financial analysis regarding each property we decide to review for purchase so as to determine whether the specific location is appropriate for acquisition and development. That detailed information will include the following:

·	Number of properties on the market.
·	Number of properties sold in the past 12 months.
·	Sales prices asked per property.
·	Sales price sold per property.

·	Total square footage and acreage per property
·	Total number of units per property.
·	Total number of pending closings per property.

PURCHASE PROCEDURES

Once we have located a property that we may want to purchase, we will ascertain whether the owner is willing to sell the property. We then negotiate a purchase price and ask the following questions of the prospective seller and/or obtain answers from third parties:

·	When does the owner want to sell and close? Favorable conditions we look for regarding this factor are:
o	The seller is willing and able to sell within a six-month period.

o	Typically, the timing and motivation of sellers to enter into contract to sell may include several factors such as: estate planning, gifts to family, age, health and other personal factors.

·	How much will the owner sell the land for? Favorable conditions we will look for regarding this factor are:
o	The price is below market value. We determine market value through appraisals and comparable sales reports in the area.

o	With respect to price, we would also consider value trends, such as historical yearly increases in property values

·	Are there any defects on the title? Favorable conditions we will look for regarding this factor are:
o	No liens and/or encumbrances.

o	The buyer is able to deliver a clean title within the time we would like to close.

·	Does the landowner have title insurance on the property? Favorable conditions we will look for regarding this factor are:
o	The landowner has title insurance on the property.

o	The landowner is able to secure title insurance on the property.
o	We would be able to obtain title insurance on the purchased property.

We will obtain the following documents from the seller during our due diligence on the property:

•           General maps;
•           Environmental reports
•           Copies of existing zoning maps and regulations;
•           Conduct land inspection procedures;
•           Proposed zoning regulations;
•           Deeds;
•           Title insurance; and
•           Tax bills.

We then verify the accuracy of these documents and determine how the information contained in the documents impacts the property that we are considering to purchase

OUR FINANCING PROCEDURES

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
•           Cresent Resources; and
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

EMPLOYEES

Presently, we have no employees with the exception of Duane Dennett.  We have no employment agreements with any of our management. We do not anticipate hiring any additional employees in the next 12 months.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deems to be immaterial also may materially adversely affect our business, financial condition or results of operations.

OUR LIMITED OPERATING HISTORY AND NEAR ABSENCE OF REVENUES MAKES EVALUATING OUR BUSINESS AND PROSPECTS DIFFICULT

While our competitors have operated real estate businesses for a significant period of time, we have only had limited operations and a near absence of revenues since our inception on February 8, 2000.  As a result, we have a limited operating history upon which you can evaluate us and our prospects. In addition, we have an accumulated deficit of $156,913 since inception through December 31, 2008. These uncertainties increase the risk that you may lose your investment.

WE DO NOT EXPECT TO PAY DIVIDENDS ON OUR COMMON STOCK

To date, we have not paid any dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of future dividends and the amounts thereof will depend upon our earnings, financial requirements and other factors deemed relevant by our board of directors.  Thus, there is a greater risk you may never receive a return on your investment in our common stock.

THERE IS NO TRADING MARKET FOR OUR SHARES OF COMMON STOCK, AND YOU MAY BE UNABLE TO SELL YOUR SHARES.

There is not, and has never has been, a trading market for our securities. There is no established public trading market for our securities. There can be no assurance that a trading market for our common stock will be established or that, if established, can be sustained. Thus, there is a risk that you may never be able to sell your shares.

OUR LACK OF AN ESTABLISHED BRAND NAME AND RELATIVE LACK OF RESOURCES COULD DECREASE OUR ABILITY TO EFFECTIVELY COMPETE IN THE REAL ESTATE MARKET.

We do not have an established brand name or reputation in the residential real estate business. We also have a relative lack of resources to conduct our business operations.  Thus, we may have difficulty effectively competing with companies that have greater name recognition and resources than we do. Presently, we have no patents, copyrights, trademarks and/or service marks that would protect our brand name or our proprietary information, nor do we have any current plans to file applications for such rights. Our inability to promote and/or protect our brand name may decrease our ability to compete effectively in the residential real estate market.

WE HAVE SUBSTANTIAL NEAR-TERM CAPITAL NEEDS; WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL FUNDING NEEDED TO ENABLE US TO OPERATE PROFITABLY IN THE FUTURE.

We will need additional funding over the next twelve months to develop our business. The estimated need for funds could be as little as $25,000 or as high as $1,000,000, depending on the properties we plan to acquire and the maintenance of current facilities. As of December 31, 2008, we had only $10 worth of liquid cash with which to pay our expenses. In addition, we have no credit facility or other committed sources of capital. Accordingly, we will seek outside sources of capital such as conventional bank financing; however, there can be no assurance that we will be able to obtain favorable terms for such financing. If adequate funds are not available, we may be required to curtail operations or shut down completely.

WE MAY NEED TO ISSUE MORE STOCK, WHICH COULD DILUTE YOUR STOCK

If we do not have enough capital to meet our future capital requirements, we may need to conduct additional capital-raising in order to continue our operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to our shareholders and/or increased debt service commitments. Accordingly, if we issue additional stock, it could reduce the value of your stock.

IF WE LOSE THE SERVICES OF OUR KEY PERSON, OUR BUSINESS COULD LOSE MONEY OR SHUT DOWN COMPLETELY.

Our success is heavily dependent upon the continued active participation of Duane Bennett, our officer and director. Mr. Bennett has twenty years of experience in the real estate business selling, buying and renovating multifamily homes in the Springfield, Massachusetts area and land development and buying and selling real estate in the Massachusetts area. If we lost Mr. Bennett’s services, we could lose money or shut down completely. We do not maintain "key person" life insurance on Mr. Bennett. We do not have a written employment agreement with Mr. Bennett. There can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

WE DO NOT HAVE ANY PLANS TO HIRE ADDITIONAL PERSONNEL FOR AT LEAST THE NEXT TWELVE MONTHS, WHICH MAY CAUSE SUBSTANTIAL DELAYS IN OUR OPERATIONS.

Although we plan to expand our business and operations, we have no plans to hire additional personnel for at least the next twelve months. As we expand our business there will be additional strains on our operations due to increased cost. In addition, expanded operations of our business may create additional demand for the time and services of our president, who currently devotes approximately ten hours per week to our business. We now only have the services of our president to accomplish our current business and our planned expansion. If our growth outpaces his ability to provide services and we do not hire additional personnel, it may substantially delay our operations.

OUR MANAGEMENT MAY HAVE POSSIBLE CONFLICTS OF INTEREST THAT MAY REDUCE THE LEVEL OF BUSINESS WE CONDUCT OR EXPANSION WE PURSUE.

Our officers and directors are involved in other business activities (such as other investments in the real estate market, and other lines of business in the automotive industry) and may, in the future become involved in other business opportunities that may reduce the level of business we conduct or expansion we pursue.  If another business opportunity becomes available, our officers and directors may face a conflict in selecting between us and their other business interests. We have not formulated a policy for the resolution of such conflicts. We have previously entered into transactions—and may do so in the future—with our officers, directors, and shareholders, or companies under their control. For example, Mr. Duane Bennett sold us the 3-story apartment building which is currently our main asset.  We have no current plans to engage in further transactions with Mr. Bennett or our officers, directors, or owners. However, future transactions or arrangements between or among our officers, directors and shareholders, and companies they control, may occur, and may result in conflicts of interest, which may reduce the level of business we conduct or the level of expansion we pursue. Mr. Bennett, as Trustee of Northeast Nominee Trust, purchased the Front Street property from James L. and Ann T. Domingos for $260,000 on February 14, 2005.  Mr. Bennett negotiated the purchase price through a real estate broker when he decided to make an offer on the property.  The property was held in the name of Northeast Nominee Trust until March 12, 2008, when it was transferred to Front Street First Corporation, a wholly owned subsidiary of Montgomery Real Estate Service, by Warranty Deed for consideration of $100 paid. On October 29, 2008, the property at 472 Front Street was sold for $275,123. The proceeds from this sale helped pay the mortgages on the property.

WE FACE INTENSE COMPETITION, WHICH PUTS US AT A COMPETITIVE DISADVANTAGE; IF WE ARE UNABLE TO OVERCOME THESE COMPETITIVE DISADVANTAGES WE MAY NEVER BECOME PROFITABLE.

We face intense competition from companies engaged in similar businesses. We will compete with numerous companies that lease or sell residential real estate both over the Internet and via traditional forms of business. We anticipate that competition will intensify within Internet distribution channels, which we do not utilize. Many of our competitors have significantly greater customer bases, operating histories, financial, technical, personnel and other resources than we do, and may have established reputations for success in the real estate industry. There can be no assurance that we will be able to compete effectively in the highly competitive real estate industry.  As a response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could reduce our revenues, increase our expenses, or alter our pricing in a way that would diminish or prevent our profitability.

WE HAVE INCURRED LOSSES FROM OPERATIONS AND LIMITED CASH THAT RAISES SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

As of December 31, 2008, our accumulated deficit was $119,127. Our cash flows (used in) operations were 11,105 for the year ended December 31, 2008. We have incurred losses from operations and limited cash that raises substantial doubt as to whether we can continue as a going concern.

WE HAVE NOT CONDUCTED AN APPRAISAL ON OUR CURRENT PROPERTY

We have not conducted an appraisal on our property at 68-70 Cochran Street in Chicopee, Massachusetts.  It is possible that the value of this property may be worth less than the money we paid for the property.  If it is later deemed that the value of the property is worth less than what we paid for it, your investment could lose value.

WE HAVE NOT CONDUCTED AN INDEPENDENT TITLE EXAMINATION ON OUR CURRENT PROPERTY

We have not conducted an independent title examination on our property at 68-70 Cochran Street.  If in the future we discover a cloud on this title we could face costly litigation to resolve this cloud.  Furthermore, if we discover that someone else has better title to the property, we may be required to buy out that party or we could even lose ownership in the property all together.

ENVIRONMENTAL RISKS IN OWNING PROPERTY

In the event that we buy property and later uncover environmental problems on that property we could face costly litigation to clear up the environmental issues.  We could also be forced to pay for environmental clean up of the property or could even lose the property all together if it is determined that the environmental conditions are so bad that the property is uninhabitable.

POTENTIAL DISRUPTION IN RENTAL REVENUES DUE TO OUR RENTERS’ POTENTIAL LIABILITY TO THEIR GUESTS IF THEIR GUESTS ARE HURT ON OUR PROPERTY

If our renters decide to have guests over and an accident occurs, it is possible that our renters could be sued.  In the event that our renters are underinsured it is possible they will be forced into bankruptcy or be forced to move out of our property.  If this occurs we could see a disruption in rental revenues and our business could suffer as a result.

POTENTIAL LIABILITY TO OUR RENTERS AND THEIR GUESTS IN THE EVENT ONE OF THEM IS HURT ON OUR PROPERTY

If our renters or their guests have an accident on our property, it is possible that we could be held liable for the damages to our renters or their guests.  If this occurs, we could see a disruption in our revenues and our business could suffer as a result.  If our business suffers you could lose your investment or the value of your stock could drop significantly.

DECLINING ECONOMIC CONDITIONS COULD NEGATIVELY IMPACT OUR BUSINESS

Our operations are affected by local, national and worldwide economic conditions.  Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally.  In recent weeks, this volatility and disruption has reached unprecedented levels.  The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. While the ultimate outcome and impact of the current economic conditions cannot be predicted, a lower level of economic activity might result in a decline in energy consumption, which may adversely affect the price of oil, liquidity and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property for the use of administration nor do we have any contracts or options to acquire any property in the future for such use.

Our primary asset now is the three-story building consisting of four family units located at 68-70 Cochran Street, in Chicopee, Massachusetts. Pablo Torres is obligated to a secured commercial mortgage to an unrelated party for $235,000. As of December 31, 2008, the mortgage had been paid down to an aggregate of $232,746. No prepayment penalty provisions exist in the mortgage. The building is divided into four rentable spaces, all of which are currently rented. There are no plans to make renovations or improvements to the property at this time.

The leases are managed by Pablo Torres on our behalf. The average effective rental per unit is approximately $650 per unit, per month. The two leases on the property cover a combined total area of 2,500 square feet, representing a combined annual rental of $31,200. None of the individual leases are with related parties, all are unrelated third parties. We have not reported the details of the individual leases because they are in the names of private individuals.

The nature of the business of each of these tenants and the principal provisions of their leases are outlined as follows: all are residential leases for individuals or families, for monthly rent, according to the usual terms for residential lease agreements.

The building, which is zoned as residential property, is located in the city of Chicopee located near the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway crossing Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Springfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut.

Management is of the opinion that the building is adequately covered by insurance.

Our primary asset for the majority of 2008 was the three-story apartment building located at 472 Front Street in Chicopee, Massachusetts. We paid $100 cash and assumed Duane Bennett’s obligations under two mortgages totaling $225,000 (a commercial mortgage for $185,000 and a second mortgage for $40,000) in order to obtain the property. No prepayment penalty provisions exist in either mortgage. The commercial mortgages mature on February 15, 2020, and February 16, 2016 and should be paid in full with no balance owing on that date.

The building is divided into six rentable units. Aggregate gross rental income from these six tenants is $4,465 per month when fully occupied.

There is no plan to make major renovations or improvements to the property.

As of October 29, 2008, we had six lease agreements in place for the building, representing a 100% occupancy rate. The leases are managed by Lessard Property Management, Inc. on our behalf. The six leases on the property covered a combined total area of 6,000 square feet, representing a combined annual rental of $53,580, which represented 100% of the property’s gross annual rentals. None of the individual leases are with related parties, but all are unrelated third parties.

All of the leases were month-to-month, having become so after the original one-year leases were fulfilled and the tenants remained in the units.  All of the month-to-month leases were cancelled when the property was sold.

Lessard Property Management had contracts with us to manage these leases, and their fee for doing so was 8% of the collected rent, or $150 per project (which, in this case, we have construed to mean the apartment building as a whole), whichever is greater.

The building is located in the city of Chicopee, which lies on the outskirts of the Springfield, Massachusetts urban area, located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway crossing Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Chicopee is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. Chicopee is located in Hampden County, Massachusetts, whose estimated 1996 population was 441,280.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market for Common Equity

Our common stock is quoted on the Electronic Bulletin Board under the symbol, MRSV.OB. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following tables set forth the high and low sale prices for our common stock as reported on the Electronic Bulletin Board for the periods indicated.

Preferred Stock

We currently have 3,600,000 shares of preferred stock outstanding.

Number of Holders

As of March 16, 2009, we had 148 common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

The Board has authorized the issuance of up to 2,000,000 shares of the common stock to certain employees, officers, directors and consultants of the Registrant.  The plan was filed as Exhibit 10.1 to the Registration Statement on Form S-8 filed on November 4, 2008 under the Securities Act of 1933 which is incorporated by reference.

Dividends

We have not paid any cash dividends since its inception and do not contemplate paying any in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the past three years the Registrant has issued the following securities without registration under the Securities Act of 1933, as amended:

In 2008, we issued 1,130,000 common shares to 16 shareholders for consulting services rendered. These shares were valued at $.04 as of the date of issuance, yielding an aggregate expense of $31,200. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 100,000 common shares to Wibraham Rotary Memorial Foundation, Inc. as a donation. These shares were valued at $.04 as of the date of issuance, yielding an aggregate expense of $4,000. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2008, we issued 500,000 common shares to Greentree Financial Group, Inc. for professional services in connection with preparing this registration statement, EDGAR services, selecting an independent transfer agent and advisement on blue sky issues. These shares are valued at $.04 per share, yielding an aggregate expense of $19,000. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2009, we issued 4,960,000 common shares to 12 consultants for consulting services rendered. These shares were valued at $.04 as of the date of issuance, yielding an aggregate expense of $198,400. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2009, we issued 2,300,000 common shares to Duane Bennett for his services to the Company as President.  These shares were valued at $.04 as of the date of issuance, yielding an aggregate expense of $92,000. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2009, we issued 1,500,000 common shares to Northeast Nominee Trust, Duane Bennett trustee, for his services to the Company as President.  These shares were valued at $.04 as of the date of issuance, yielding an aggregate expense of $60,000. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2009, we issued 200,000 common shares to Richard Rousakis. He bought 200,000 shares of common stock for $25,000.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

Penny Stock Status

If and when we develop a market for its common stock, it will be a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

1. Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

2. Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

3. Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

4. The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent and Registrar

The transfer agent and registrar for the Common Stock is Guardian Registrar & Transfer Co., Plantation, Florida. We have no warrants.

ITEM 6. SELECTED FINANCIAL DATA

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our magazines on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

Business Activity— Montgomery Real Estate Service, Inc. f/k/a Media Group South, Inc. ("The Company") was organized under laws of the State of as a C-Corporation. The purpose of The Company is to buy, sell, rent, and improve any and all aspects of real estate. The company currently owns one building in Chicopee, Massachusetts.

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

In accordance with SFAS 13, paragraph 23, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying December 31, 2008 consolidated balance sheet. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

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

Advertising Costs—Advertising costs are expensed as incurred. For the quarters ended December 31, 2008 and 2007, the Company incurred $0 and $0 respectively.

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

Impairment of Long-Lived Assets— The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2008 and 2007 based upon a management review of such assets.

Property and equipment—Rental property is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the rental property’s remaining 27.5 years.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Revenues (for the years ended December 31, 2008 and 2007).

Revenues increased $4,852 or 9.4% to $56,214 for the year ended December 31, 2008 as compared with $51,362 for the year ended December 31, 2007, respectively. Revenues consisted of rentals on residential rental properties. The reasons for the above increases in revenues are attributable to cost of living increases on rents.

All sales transactions were with unrelated parties.

Cost of Sales (for the years ended December 31, 2008 and 2007).

None.

Expenses (for the years ended December 31, 2008 and 2007).

Operating expenses for the year ended December 31, 2008 increased $156,025 or 314.12% to $205,695. The increase in expenses during this period was primarily attributable to the increase in selling, general and administrative expense for the issuance of stock for services rendered. Also the increase in expenses were from moving toward developing our business plan and registering our common stock. In addition, our professional fees increased to around $20,000 per year for compliance with the reporting requirements of the Securities and Exchange Commission.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Income Taxes (for the years ended December 31, 2008 and 2007).

We had no provision for income taxes for the years ended December 31, 2008 and 2007, respectively, due to our net loss.

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

Income/Losses (for the years ended December 31, 2008 and 2007).

We had a net (loss) of $(134,482), or less than $.01 per common share for the year ended December 31, 2008. This compares to a net loss of $(12,767), or less than $.01 per common share for the year ended December 31, 2007. This period net loss increased by over 100% from period to period. The 2008 net loss increase is attributable to the increase in general and administrative expenses in 2008 as mentioned above.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the years ended December 31, 2008 and 2007).

Cash flows provided by (used in) operations were $(52,655) and $(17,834) for the year ended December 31, 2008 and 2007, respectively. These were mainly attributable to an increase in due from affiliate, bad debt expense in 2007 only and non-cash depreciation charges in both periods. Regarding the increase in due from affiliate, the increase was attributable to $29,024 paid to New Textile Technology Inc. ("Textile"), a corporation owned by our President, Duane Bennett, for temporary working capital to be used to purchase bulk inventory of Textile. The loan was repaid by Textile during 2008. The stock issuances for services rendered is the reason why the increase in cash flows used in operations in 2008.

Cash flows used in investing activities were $275,000 and ($5,445) for the years ended December 31, 2008 and 2007, respectively. Cash flows used in these periods were due primarily to the purchase of the new property at 68-70 Cochran Street.

Cash flows provided by (used in) financing activities were $(223,428) and $(5,029) for the years ended December 31, 2008 and 2007, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property offset by the capital contributions in 2007 from a shareholder. Also, the principal repayment of long term debt attributed to the $223,428 used in financing activities.

Overall, we funded our cash needs from inception through December 31, 2008 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $10 and a working capital of $9,670 as of December 31, 2008. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2008 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of a range of $45,000 to $1,000,000, depending on the properties we plan to acquire and the maintenance of our current facilities. Please note that the $45,000 amount above consists of $25,000 in cash to purchase such properties as discussed in more detail in this paragraph plus $20,000 which covers additional expense related to our newly acquired reporting obligation. For instance, if we can purchase a property with as little money down, such as low as 5% for illustrative purposes, then we would only require the low end of the above range, or about $25,000 in cash, exclusive of the $20,000 in costs to cover the expense related to our newly acquired reporting obligation, to purchase such property costing $500,000 for illustrative purposes. On the other hand, if we purchase a property with only cash and without borrowing, then we would spend as much as $500,000 on the same purchase in the illustration above. If two of these properties are purchased with no borrowings, then we would spend $1,000,000 as an example. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us. We have no sources of capital in place.

On a long-term basis, liquidity depends on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering launching a local advertising campaign. Our current capital and revenues are insufficient to fund such marketing. If we choose to launch such a campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we are unable to raise sufficient capital to develop our business plan, we may need to:

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

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $156,913 as of December 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2008 and 2007

Statements of Operations	For the year ended December 31, 2008	For the year ended December 31, 2007

Revenues	$56,214	$51,362
Cost of Sales	$0	$0
Gross profit	$56,214	$51.362
Operating expenses	$205,695	$49,671
Net ordinary income	$(149,481)	$1,691
Interest expense	$(10,975)	$(14,458)
Net (loss)	$(134,482)	$(12,767)
Net loss per common share	**	**

** Less than $.01

Balance Sheet	As of December 31, 2008

Cash	$10
Total current assets	$36,552
Other assets	$273,302
Total Assets	$309,854
Current liabilities	$26,882
Long term liabilities	$232,746
Stockholders’ equity	$50,226
Total liabilities and stockholders’ equity	$309,854

CONTENTS

INDEPENDENT AUDITOR’S REPORT……………………………………………..F1

CONSOLIDATED BALANCE SHEET……………………………………………….F2

CONSOLIDATED STATEMENTS OF OPERATIONS………………………………F3

CONSOLIDATED STATEMENTS OF CASH FLOWS………………………………F4

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)...F5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS……………………...F6-14

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Montgomery Real Estate Service, Inc. f/k/a Media Group South, Inc. and Subsidiaries

I have audited the accompanying consolidated balance sheets of Montgomery Real Estate Service, Inc. f/k/a Media Group South, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit and comprehensive income, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montgomery Real Estate Service, Inc. f/k/a Media Group South, Inc. and Subsidiaries as of December 31, 2008, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note D.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Traci J. Anderson
Traci J. Anderson, CPA
April 15, 2009
Huntersville, North Carolina

Montgomery Real Estate Service, Inc f/k/a Media Group South, Inc. Consolidated Balance Sheet December 31, 2008

Assets:	12/31/2008	12/31/2007
Current assets
Cash - unrestricted	$10	$1,093
Restricted cash - security deposits	4,586	-
Due from affiliate	29,024	29,024
Other assets	-	4,415
Accounts receivable	2,932	876

Total current assets	36,552	35,408

Fixed assets
Property and equipment	275,000	288,371
Accumulated depreciation	(1,698)	(28,893)

Total fixed assets	273,302	259,478

Total assets	$309,854	$294,886

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities	$7,296	$7,506
Security deposits	4,586	-
Current portion of mortgage payable	15,000	12,189

Total current liabilities	26,882	19,695

Long-term mortgage payable	232,746	185,683

Total liabilities	259,628	205,378

Stockholders' Equity
Common stock, (175,000,000 shares authorized, 10,736,200 shares issued
and outstanding, par value $.001 per share)	10,736	30,356
Preferred stock, (25,000,000 shares authorized, 3,600,000 shares issued
and outstanding, par value $.001 per share)	3,600	-
Additional paid-in capital	192,803	81,583
Retained deficit	(156,913)	(22,431)

Total stockholders' equity	50,226	89,508

Total liabilities and stockholders' equity	$309,854	$294,886

The accompanying notes are an integral part of these consolidated financial statements.

Montgomery Real Estate Service, Inc.
f/k/a Media Group South, Inc.
Consolidated Statements of Operations
For the years ended December 31, 2008 and 2007

	Year Ended	Year Ended
	12/31/2008	12/31/2007

Rental income	$56,214	$51,362

Total revenue	56,214	51,362

Selling, general and administrative expenses	157,684	18,558
Bad debt expense	-	13,045
Repairs and maintenance	37,559	7,615
Depreciation	10,452	10,453
Total expenses	$205,695	$49,671

Net ordinary income	(149,481)	1,691

Gain on sale of property	25,974	-
Interest expense	(10,975)	(14,458)
Total other income (expense)	14,999	(14,458)

Net (loss)	$(134,482)	$(12,767)

Net (loss) per share, basic and fully diluted	$ *	$ *

Weighted Average Common Shares Outstanding	20,546,200	30,356,200

* = Less than $.01 per share.

The accompanying notes are an integral part of these consolidated financial statements.

Montgomery Real Estate Service, Inc.
f/k/a Media Group South, Inc.
Consolidated Statements of Cash Flows For the Years Ended December 31, 2008 and 2007

	Year Ended	Year Ended
	12/31/2008	12/31/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(134,482)	$(12,767)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	10,452	10,453
Gain on sale of property	(25,974)	-
Accounts receivable written off to bad debt expense	-	13,045
Common stock issued for services received	95,200	-
(Increase) decrease in operating assets:
Accounts receivable	(2,056)	(196)
Due from affiliate	-	(29,024)
Other assets	4,415	-
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(210)	655
NET CASH (USED IN) OPERATING ACTIVITIES	(52,655)	(17,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	275,000	-
Improvements to property	-	(5,445)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	275,000	(5,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	-	5,800
Principal repayments of long term debt	(223,428)	(10,829)
NET CASH (USED IN) FINANCING ACTIVITIES	(223,428)	(5,029)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,083)	(28,308)

CASH AND CASH EQUIVALENTS:
Beginning of year	1,093	29,401

End of year	$10	$1,093

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$10,975	$10,825

Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Montgomery Real Estate Service, Inc.
f/k/a Media Group South, Inc.
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2008 and 2007

	Common		Preferred
	Stock		Stock		Additional
	(Par Value	Common	(Par Value	Preferred	Paid in	Retained
	$.001)	Shares	$.001)	Shares	Capital	(Deficit)

Balances, January 1, 2007	$30,356	30,356,200	$-	-	$75,783	$(9,664)

Capital contributions	$-	-	$-	-	$5,800

Net loss for the year	$-	-	$-	-	$-	$(12,767)

Balances, January 1, 2008	$30,356	30,356,200	$-	-	$81,583	$(22,431)

Conversion of common into preferred shares	$(22,000)	(22,000,000)	$3,600	3,600,000	$18,400	$-

Issuance of common shares for services received	$2,380	2,380,000	$-		$92,820

Net loss for the year	$-	-	$-	-	$-	$(134,482)

Balances, December 31, 2008	$10,736	10,736,200	$3,600	3,600,000	$192,803	$(156,913)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity— Montgomery Real Estate Service, Inc. f/k/a Media Group South, Inc. ("The Company") was organized under laws of the State of as a C-Corporation. The Company owned 100% interest in Front Street First Corp, (Front Street) a Nevada Corporation.  Front Street merged with and into the Company as a wholly owned subsidiary.  The purpose of Front Street was to buy, sell, rent, and improve any and all aspects of real estate. The Front Street property was sold on October 29, 2008.

The Front Street transaction was accounted for as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree wherein Montgomery Real Estate Service, Inc. is the acquiree and, Front Street is the acquirer and both companies were under common control.

Accordingly, the consolidated financial statements include the following:

(1) The balance sheet consists of the net assets of the acquirer at historical cost and net assets of the acquiree at historical cost.

(2) The statements of operations include the operations of the acquirer for the periods presented and the operations of the acquiree from the date of merger.

On October 29, 2008, the Company entered into a Stock Purchase Agreement with Pablo Torres, the majority shareholder of Phillips Real Estate Services, Inc to acquire the property at 68-70 Cochran Street in Chicopee, Massachusetts. The acquisition of the Cochran property was executed as a share exchange. The Company exchanged 250,000 shares and $5,000 for 20,000,000 shares of Phillips Real Estate Services, Inc.

The Phillips Real Estate Services, Inc. transaction was also accounted for as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree wherein Montgomery Real Estate Service, Inc. is the acquiree and, Phillips Real Estate Services, Inc. is the acquirer and both companies were under common control.

 Accordingly, the consolidated financial statements after this merger include the following:
(1) The balance sheet consists of the net assets of the acquirer at historical cost and net assets of the acquiree at historical cost.
(2) The statements of operations include the operations of the acquirer for the periods presented and the operations of the acquiree from the date of merger.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue Recognition—The Company’s revenue is derived from rental income from 6 leases, and all 6 are paid on a “month to month” basis.

In accordance with SFAS 13, paragraph 23, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying December 31, 2008 balance sheet.  There are no contingent rentals included in income in the accompanying statements of operations.  With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

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

Advertising Costs—Advertising costs are expensed as incurred.  For the years ended December 31, 2008 and 2007, the company incurred $0 and $0 respectively.

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

Income Taxes—Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, and some portion or the entire deferred tax asset will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  For the years ended December 31, 2008 and 2007, the following amounts were deemed uncollectible and written off as bad debts:
	2008	2007
Accounts Receivable Written off as Bad Debt Expense	$0	$13,045

Outstanding Accounts Receivable as of December 31, 2008 was $2056.

Impairment of Long-Lived Assets— The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception.

No impairments of these types of assets were recognized during the periods ended December 31, 2008 and 2007 based upon a management review of such assets.

Property and equipment—Rental property is stated at cost.  Depreciation is provided by the straight-line method over the estimated economic life of the rental property’s remaining 27.5 years.  As of December 31, 2008, the Company’s Rental Property and Capital Improvements balance was $273,302 (net).  Depreciation expense was $10,452 and $10,453 for the years ended December 31, 2008 and 2007.

Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows during the year ended December 31, 2008. The Company does not expect the deferred portion of the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date.  SFAS 141R determines what information to disclose to enable users of the financial statements

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (cont.)  to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2008 and 2007 is summarized as follows:

          Cash paid during the years for interest and income taxes:
	2008	2007
Income Tax	$-	$-
Interest	$10,975	$14,458
	2008	2007
Common stock issued for services	$2,380	$-

NOTE C—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2008 is as follows:

Total Deferred Tax Asset	$62,000
Valuation Allowance	(62,000)
Net Deferred Tax Asset	$(0)

NOTE C—INCOME TAXES CONTINUED

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the year ended December 31, 2008 is as follows:

	2008	2007
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	34.0%	34.0%
Valuation allowance	-34.0%	-34.0%
Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.  The valuation allowance increased by $52,293 and $12,767 in 2008 and 2007, respectively.

As of December 31, 2008, the Company had federal and state net operating loss carryforwards as follows of approximately $157,000 which will expire at various times through the year 2028.

NOTE D—GOING CONCERN

As shown in the accompanying financial statements, the Company has had recurring losses from operations to date.  During 2008 and 2007, the Company had net income/(loss) of $(134,482) and $(12,767), a net deficiency of $156,913.

Management believes that actions presently being taken to raise equity capital, seek strategic relationships and alliances, and build its marketing efforts to generate positive cash flow provide the means for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE E—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of December 31, 2005.

NOTE E—EQUITY

As of December 31, 2008, the Company had issued 10,736,600 shares of Common Stock at par, all of which were also outstanding. Subsequent to year end, the Company amended its articles of incorporation to increase the authorized common shares to 175,000,000 and to create a preferred class of 25,000,000 authorized shares with a par value of $.001 per share.

NOTE F—COMMITMENTS/LEASES

As of December 31, 2008, the Company had no outstanding commitments.

NOTE G—NOTES PAYABLE

Mortgages incurred for the purchase of the rental property consist of the following:

Secured, Commercial Mortgage to an unrelated party.
Dated October 29, 2008, Bearing 6.75% interest.	$224,230

Secured, Commercial Mortgage to an unrelated party.
Date October 29, 2008 Bearing 4.99% interest.	23,516
$247,746

The aggregate amount of long-term debt maturing during each of the succeeding five years and thereafter  is as follows:
For the year ending	Amount

2009	$15,000
2010	$16,500
2011	$18,150
2012	$19,965
2013	$21,962
Thereafter	$156,169
Total	$247,746

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  We believe that this framework will assist in the provision of reasonable assurance of the effectiveness and efficiency of operations, the reliability of financial reporting, and compliance with applicable laws and regulations.  In adopting the COSO framework, we maintain a control environment, perform risk assessments, carry out control activities, emphasize quality information and effective communication, and perform monitoring.  In the maintenance of a control environment, we are committed to integrity and ethical values as well as to competence.  We strive to assign authority and responsibility in a manner that supports our internal controls, and we also maintain human resources policies and procedures designed to support our internal controls.  Our risk assessments are designed to ensure the achievement of company-wide and process-level objectives as well as to identify and analyze risks while managing change.  We believe that all of these components together form a foundation for sound internal control through directed leadership, shared values and a culture that emphasizes accountability for control.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2008, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2008, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by the Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our Bylaws provide that we must have at least one director. Each director will serve until our next annual shareholder meeting, to be held sixty days after the close of the fiscal year, or until a successor is elected who accepts the position. Directors are elected for one-year terms. Our officers may be elected by our Board of Directors at any regular or special meeting of the Board of Directors.

Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position
Duane Bennett	47	President, Secretary, Director

Duane Bennett, President, Secretary and Director

Duane Bennett has been a Director since our inception. Mr. Bennett will serve as a director until our next annual shareholder meeting, or until a successor is elected and accepts the position. As the sole trustee of the Northeast Nominee Trust, Mr. Bennett will elect our directors and officers. Mr. Bennett devotes approximately 10 hours per week to our company. Mr. Bennett’s business experience over the last five years has consisted of the following:

Mr. Bennett was President of ABC Realty, Inc. (1997–2004), a publicly reporting company and a licensed real estate brokerage, which provided real estate brokerage services within the Charlotte, North Carolina area.  Mr. Bennett was brokering private vacant land development transactions.  During the same period, Mr. Bennett was also the President of Xenicent, Inc., a publicly reporting company that began as a real estate investment company engaged in the purchase and sale of raw land primarily in and around North Carolina.  In 2003, Xenicent along with Mr. Bennett acting as director and majority shareholder entered into a deal to obtain a 60% subsidiary interest in a Taiwanese company called Giantek Technology Corporation.  Giantek was primarily engaged in the production of light emitting diode (LED) display systems for use in the sport and transportation industries.  In 2004, the 60% subsidiary interest agreement that was entered into in 2003 was mutually rescinded as a result of an inability of the Giantek shareholders to raise the investment capital originally anticipated in the 2003 agreement.

On September 15, 2004 ABC Realty, Inc. entered into a Plan of Exchange with a Chinese company named Harbin Zhong He Li Da Jiao Yu Ke Ji You Xian Gong Si.  Pursuant to that plan of exchange the shareholders of the Chinese company exchanged 100% of their outstanding shares in exchange for a 95% interest in ABC Realty, Inc.  In addition, C&C Properties, Inc. (a company controlled by Mr. Bennett) received an aggregate payment of $400,000 in cash and promissory notes and retained 1,000,000 shares of the common stock of ABC Realty, Inc. as payment for surrendering the shares.

On June 22, 2004 Xenicent entered into a Plan of Exchange with a Chinese company named Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Xi.  Pursuant to that plan of exchange the shareholders of the Chinese company exchanged 100% of their outstanding shares for a 99% interest in Xenicent.  Mr. Bennett and the other founding principals of Xenicent received a payment of $400,000 in cash and notes as payment for surrendering their shares in Xenicent.

From 2003 to 2007 Mr. Bennett had also been a Director of Axiom III, Inc., a company with a very similar business plan to our own.  Axiom III was incorporated in Nevada in June 2004 to engage in the business of buying, selling, renovating and renting real estate. Mr. Bennett has been integral to Axiom III's development. Currently the company owns one building in Chicopee, Massachusetts, near Springfield in western Massachusetts. Axiom III has engaged in and Mr. Bennett has assisted with buying, selling, rentals, and improvements in real estate.

As of October 10, 2007, Axiom III, Inc. entered into a Share Exchange Agreement (“Agreement”), between and among Axiom III, Inc., Eastern Concept Development Ltd., (“Eastern”) a corporation organized and existing under the laws of Hong Kong a Special Administrative Region of the Peoples’ Republic of China, Mr. Benny Lee, the shareholder of Eastern (“Eastern Shareholder”), Foshan Wanzhi Electronic Technology Co., Ltd. (“Foshan”), a corporation organized under the laws of the Peoples’ Republic of China, Jun Chen the representative of the shareholders of Foshan and Duane Bennett, the Chief Executive Officer and Director of registrant.

Pursuant to the agreement Axiom III, Inc. acquired one hundred percent (100%) of all of the issued and outstanding share capital of Eastern from the Eastern Shareholder in exchange for 35,351,667 shares of common stock of the Registrant in a transaction intended to qualify as a tax-free exchange pursuant to sections 351 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Mr. Bennett is no longer employed by Axiom III, Inc. in any capacity.

Other than those persons mentioned above, we have no employees.

Family Relationships.

None.

Legal Proceedings.

No officer, director, or persons nominated for such positions and no promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on our Board, and us are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•           Compliance with applicable governmental laws, rules and regulations
The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
•           Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2008. We believe that Mr. Duane Bennett still needs to file his Form 3 and Form 4, which are expected to be filed on or before April 20, 2009
ITEM 11. EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Montgomery Real Estate Service, Inc. (F/K/A Media  Group South, Inc.) during the years 2008, 2007, and 2006. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Duane Bennett, our President, Secretary and Director.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Duane Bennett President, Secretary and Director	2008 2007 2006	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following tables set forth the ownership, as of March 16, 2009, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners (1)(2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Northeast Nominee Trust 191 Chestnut Street, Springfield, MA 01103	1,500,000 (3) Indirect	7.42%

Dominican Land Trust 191 Chestnut Street, Springfield, MA 01103	1,750,000 Indirect	8.66%
Duane Bennett 191 Chestnut Street, Springfield, MA 01103	2,800,000 Direct	13.86%

Ron Campbell 1117 Merritt Street, Old Hickory, TN 37138	1,158,000	5.73%

Notes to the table:

(1)
Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned.

(2)
This table is based upon information obtained from our stock records. We believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(3)
The 1,500,000 shares are owned in the name of the Northeast Nominee Trust, of which Mr. Bennett is the sole trustee.  Mr. Bennett controls the voting and dispositive power for the shares held by the Northeast Nominee Trust, and he has a fiduciary duty to the beneficiaries of the Trust, who are his children, to act in their best interests with respect to the Northeast Nominee Trust.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have a policy in place whereby we require the board of directors’ approval for material related party transactions. Mr. Bennett, as sole director, may approve all material related party transactions, including transactions in which he is a party.  However, as trustee for the Company’s majority shareholder, the Northeast Nominee Trust, Mr. Bennett has a fiduciary duty to act in the best interests of the Northeast Nominee Trust beneficiaries, his children.   We believe that all of our related party transactions were done on terms that would have been similar if we conducted them with unrelated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Traci J. Anderson, CPA ("Anderson") for our audit of the annual financial statements for the years ended December 31, 2008 and 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2008	2007
	Anderson	Anderson

Audit Fees (1)	$2,500	$2,500	(3)
Audit-Related Fees (4)		--
Tax Fees (5)		--
All Other Fees (6)		--
Total Accounting Fees and Services	$2,500	$2,500

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Traci J. Anderson, CPA were pre-approved by our Board of Directors.

We are presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

    (a) On December 31, 2008, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of Montgomery Real Estate Service, Inc. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2008
Statements of Operations - for the years ended December 31, 2008 and 2007
Statements of Cash Flows - for the years ended December 31, 2008 and 2007
Statements of Stockholders’ Equity - for the years ended December 31, 2008 and 2007
Notes to Financial Statements

2. Exhibits

10.1 Stock Purchase Agreement between Pablo Torres, majority shareholder of Phillips Real Estate Service, Inc. and the Company.
10.2 Residential Property Management Agreement between Pablo Torres and Phillips Real Estate Service, Inc.
14.1 Code of Ethics *
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed previously.

(b)	Reports on Form 8-K

None

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

Montgomery Real Estate Service, Inc.

Date: April 15, 2009	/s/ Duane Bennett
Duane Bennett
President