Form 10-K/A
period 2008-12-31
Montgomery Real Estate Service, Inc.
filed 2009-04-17
CIK 1430060

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Yes [x]                                No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A.
Yes [  ]                                No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	
Non-accelerated filer	
Accelerated filer	
Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [X]

The Registrant’s revenues for its fiscal year ended December 31, 2008 were $56,214.

The aggregate market value of the voting stock on April 16, 2009 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $284,548 based upon the most recent sales price for such Common Stock on said date ($0.041). April 16, 2009, there were 20,196,200 shares of our Common Stock issued and outstanding, of which approximately 6,940,200 shares were held by non-affiliates.

Number of shares of common stock, par value $.001, outstanding as of March 19, 2009: 20,196,200

EXPLANATORY NOTE

This amended Form 10-K is being filed in order to include certain information which was inadvertently omitted from the initial filing. This amended filing includes the initial filing in its entirety.

DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement on Form S-8 filed on November 4, 2008 under the Securities Act of 1933.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K/A under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K/A. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K/A that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

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

On December 18, 2009, we sold the property at 472 Front Street in Chicopee, MA to Moose Creek Realty, LLC of 90 Maple Street, Southhampton, MA 01073 in the amount of $275,123.  As a result all contractual arrangements with Lessard Property Management for the management and rental of 472 Front Street were cancelled.

THE BUILDING AT 68-70 COCHRAN STREET

On October 29, 2008 the Registrant entered into a Stock Purchase Agreement between Pablo Torres majority shareholder of Phillips Real Estate Services, Inc. (“Seller”) and Montgomery Real Estate Service, Inc. (“Buyer”) as to the facts set forth below. (Exhibit 10.1)

On October 29th, Pablo Torres sold 20,000,000 shares (twenty million) of Phillips Real Estate Services, Inc. (“Phillips”) to the Registrant in exchange for 250,000 shares (two hundred fifty thousand) of Montgomery Real Estate Services Inc. (“Buyer”) and $5,000 giving the Buyer majority control of 100% of Phillips which in turn owns the property located at 68-70 Cochran Street in Chicopee, Massachusetts (“Property”). At the same time the Seller transferred the rights and obligations under the Residential Property Management Agreement (Exhibit 10.2) to the Buyer. The Buyer and Seller agreed and Philips became a wholly owned subsidiary of the Buyer.

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

WE HAVE INCURRED LOSSES FROM OPERATIONS AND LIMITED CASH THAT RAISES SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

As of December 31, 2008, our accumulated deficit was $156,913. Our cash flows (used in) operations were $(52,665) for the year ended December 31, 2008. We have incurred losses from operations and limited cash that raises substantial doubt as to whether we can continue as a going concern.

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

Our primary asset for the majority of 2008 was the three-story apartment building located at 472 Front Street in Chicopee, Massachusetts. We paid $100 cash and assumed Duane Bennett’s obligations under two mortgages totaling $225,000 (a commercial mortgage for $185,000 and a second mortgage for $40,000) in order to obtain the property. No prepayment penalty provisions exist in either mortgage. The commercial mortgages which were scheduled to mature on February 15, 2020, and February 16, 2016 were paid in full with no balance owing on that date.

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

Number of Holders

As of April 16, 2009, we had 148 common shareholders of record.

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

Cash flows provided by (used in) investing activities were $275,000 and ($5,445) for the years ended December 31, 2008 and 2007, respectively. Cash flows used in 2008 was due solely to the purchase of the new property at 68-70 Cochran Street.

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

We had cash on hand of only $10 and a working capital of $21,144 as of December 31, 2008. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2008 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of a range of $45,000 to $1,000,000, depending on the properties we plan to acquire and the maintenance of our current facilities. Please note that the $45,000 amount above consists of $25,000 in cash to purchase such properties as discussed in more detail in this paragraph plus $20,000 which covers additional expense related to our newly acquired reporting obligation. For instance, if we can purchase a property with as little money down, such as low as 5% for illustrative purposes, then we would only require the low end of the above range, or about $25,000 in cash, exclusive of the $20,000 in costs to cover the expense related to our newly acquired reporting obligation, to purchase such property costing $500,000 for illustrative purposes. On the other hand, if we purchase a property with only cash and without borrowing, then we would spend as much as $500,000 on the same purchase in the illustration above. If two of these properties are purchased with no borrowings, then we would spend $1,000,000 as an example. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us. We have no sources of capital in place.

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

Audited Financial Summary Information for the Years Ended December 31, 2008 and 2007

Statements of Operations	For the year ended December 31, 2008	For the year ended December 31, 2007

Revenues	$56,214	$51,362
Cost of Sales	$0	$0
Gross profit	$56,214	$51.362
Operating expenses	$205,695	$49,671
Net ordinary income (loss)	$(149,481)	$1,691
Gain on Sale of Propety	$25,974	$0
Interest expense	$(10,975)	$(14,458)
Net (loss)	$(134,482)	$(12,767)
Net loss per common share	**	**

** Less than $.01

Balance Sheet	As of December 31, 2008

Cash	$10
Total current assets	$36,552
Other assets	$273,302
Total Assets	$309,854
Current liabilities	$15,408
Long term liabilities	$244,220
Stockholders’ equity	$50,226
Total liabilities and stockholders’ equity	$309,854

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Montgomery Real Estate Service, Inc. f/k/a Media Group South, Inc. and Subsidiaries

I have audited the accompanying consolidated balance sheets of Montgomery Real Estate Service, Inc. f/k/a Media Group South, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

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

/s/ Traci J. Anderson
Traci J. Anderson, CPA
April 15, 2009
Huntersville, North Carolina

Montgomery Real Estate Service, Inc f/k/a Media Group South, Inc. Consolidated Balance Sheets December 31, 2008 and 2007

Assets:	12/31/2008	12/31/2007
Current assets
Cash - unrestricted	$10	$1,093
Restricted cash - security deposits	4,586	-
Due from affiliate	29,024	29,024
Other assets	-	4,415
Accounts receivable	2,932	876

Total current assets	36,552	35,408

Fixed assets
Property and equipment	275,000	288,371
Accumulated depreciation	(1,698)	(28,893)

Total fixed assets	273,302	259,478

Total assets	$309,854	$294,886

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities	$7,296	$7,506
Security deposits	4,586	-
Current portion of mortgage payable	3,526	12,189

Total current liabilities	15,408	19,695

Long-term mortgage payable	244,220	185,683

Total liabilities	259,628	205,378

Stockholders' Equity
Common stock, (175,000,000 shares authorized, 10,736,200 shares issued
and outstanding, par value $.001 per share)	10,736	30,356
Preferred stock, (25,000,000 shares authorized, 3,600,000 shares issued
and outstanding, par value $.001 per share)	3,600	-
Additional paid-in capital	192,803	81,583
Retained deficit	(156,913)	(22,431)

Total stockholders' equity	50,226	89,508

Total liabilities and stockholders' equity	$309,854	$294,886

The accompanying notes and audit report are an integral part of these consolidated financial statements.

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

* = Less than $.01 per share.

The accompanying notes and audit report are an integral part of these consolidated financial statements.

Montgomery Real Estate Service, Inc.
f/k/a Media Group South, Inc.
Consolidated Statements of Cash Flows For the Years Ended December 31, 2008 and 2007

	Year Ended	Year Ended
	12/31/2008	12/31/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(134,482)	$(12,767)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	10,452	10,453
Gain on sale of property	(25,974)	-
Accounts receivable written off to bad debt expense	-	13,045
Common stock issued for services received	95,200	-
(Increase) decrease in operating assets:
Accounts receivable	(2,056)	(196)
Due from affiliate	-	(29,024)
Other assets	4,415	-
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(210)	655
NET CASH (USED IN) OPERATING ACTIVITIES	(52,655)	(17,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	275,000	-
Improvements to property	-	(5,445)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	275,000	(5,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	-	5,800
Principal repayments of long term debt	(223,428)	(10,829)
NET CASH (USED IN) FINANCING ACTIVITIES	(223,428)	(5,029)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,083)	(28,308)

CASH AND CASH EQUIVALENTS:
Beginning of year	1,093	29,401

End of year	$10	$1,093

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$10,975	$10,825

Cash paid during the period for income taxes	$-	$-

The accompanying notes and audit report are an integral part of these consolidated financial statements.

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

The accompanying notes and audit report are an integral part of these consolidated financial statements.

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

Outstanding Accounts Receivable as of December 31, 2008 was $2,932.

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

Property and equipment—Rental property is stated at cost.  Depreciation is provided by the straight-line method over the estimated economic life of the rental property’s remaining 27.5 years.  As of December 31, 2008, the Company’s Rental Property balance was $273,302 (net).  Depreciation expense was $10,452 and $10,453 for the years ended December 31, 2008 and 2007.

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows during the year ended December 31, 2008. The Company does not expect the deferred portion of the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date.  SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2008 and 2007 is summarized as follows:

          Cash paid during the years for interest and income taxes:
	2008	2007
Income Tax	$-	$-
Interest	$10,975	$14,458

	2008	2007
Common stock issued for services	$95,200	$-

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

NOTE D—GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has had recurring losses from operations to date.  During 2008 and 2007, the Company had net income/(loss) of $(134,482) and $(12,767), a retained deficit of $156,913.

Management believes that actions presently being taken to raise equity capital, seek strategic relationships and alliances, and build its marketing efforts to generate positive cash flow provide the means for the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE E—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of December 31, 2008 or 2007.

NOTE E—EQUITY

As of December 31, 2008, the Company had issued 10,736,600 shares of Common Stock at par, all of which were also outstanding. During 2008, the Company amended its articles of incorporation to increase the authorized common shares to 175,000,000 and to create a preferred class of 25,000,000 authorized shares with a par value of $.001 per share.

In 2008, 2,380,000 shares of the Company’s 175,000,000 authorized, $.001 par common stock were issued. The shares were issued as follows:

2,380,000 common shares were issued during 2008 to various business consultants for services rendered in 2008. The shares were recorded using a price of four cents per share which approximates the value assigned to the stock from the market price on the date of issuance.

NOTE F—COMMITMENTS/LEASES

As of December 31, 2008, the Company had no outstanding commitments.

NOTE G—NOTES PAYABLE

Mortgages incurred for the purchase of the rental property consist of the following:

Secured, Commercial Mortgage to an unrelated party.
Maturing on July 1, 2036, Bearing 6.75% interest.	$224,230

Secured, Commercial Mortgage to an unrelated party.
Maturing on February 1, 2022 Bearing 4.99% interest.	23,516
$247,746

The aggregate amount of long-term debt at December 31, 2008 maturing during each of the succeeding five years and thereafter is as follows:

For the year ending	Amount

2009	$3,526
2010	$3,751
2011	$3,991
2012	$4,246
2013	$4,518
Thereafter	$227,714
Total	$247,746

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K/A, any failure to comply therewith during the fiscal year ended December 2008. We believe that Mr. Duane Bennett still needs to file his Form 3 and Form 4, which are expected to be filed on or before April 20, 2009.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following tables set forth the ownership, as of April 16, 2009, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

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
Balance Sheets at December 31, 2008 and 2007
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

Montgomery Real Estate Service, Inc.

Date: April 16, 2009	/s/ Duane Bennett
Duane Bennett
President