Form 10-Q
period 2009-03-31
Montgomery Real Estate Service, Inc.
filed 2009-05-14
CIK 1430060

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission File Number
000-1430060

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of May 14, 2009:      20,196,200

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

INDEX TO FORM 10-Q

PART I                                                                                                                                                                                                                                                                                                        Page No.

Item 1.  Financial Statements                                                                                                                                                                                                                                                                              3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                                                                                                                                                  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                                                       14

Item 4. Controls and Procedures                                                                                                                                                                                                                                                                       14

Item 4T. Controls and Procedures                                                                                                                                                                                                                                                                    14

PART II

Item 1.  Legal Proceedings                                                                                                                                                                                                                                                                                 15

Item 1A. Risk Factors                                                                                                                                                                                                                                                                                          15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                                                                                                       16

Item 3.  Defaults Upon Senior Securities                                                                                                                                                                                                                                                         16

Item 4.  Submission of Matters to a Vote of Security Holders                                                                                                                                                                                                                     16

Item 5.  Other Information                                                                                                                                                                                                                                                                                   16

Item 6.  Exhibits                                                                                                                                                                                                                                                                                                    17

ITEM 1. FINANCIAL STATEMENTS

INDEX TO MONTGOMERY REAL ESTATE SERVICE, INC. FINANCIAL STATEMENTS

MONTGOMERY REAL ESTATE SERVICE, INC.                                                                                                                                                                                                                                     PAGE

Balance Sheets                                                                                                                                                                                                                                                                                     4

Statements of Operations                                                                                                                                                                                                                                                                   5

Statement of Stockholders’ Equity                                                                                                                                                                                                                                                   6

Statements of Cash Flows                                                                                                                                                                                                                                                                  7

Notes to Financial Statements                                                                                                                                                                                                                                                           8

MONTGOMERY REAL ESTATE SERVICE, INC.
(F/K/A MEDIA GROUP SOUTH, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	(Unaudited)	(Audited)
Assets:	3/31/2009	12/31/2008
Current assets
Cash - unrestricted	$83	$10
Restricted cash - security deposits	3,886	4,586
Due from affiliate	29,024	29,024
Accounts receivable	2,932	2,932

Total current assets	35,925	36,552

Fixed assets
Property and equipment	275,000	275,000
Accumulated depreciation	(4,244)	(1,698)

Total fixed assets	270,756	273,302

Total assets	$306,681	$309,854

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities	$8,876	$7,296
Security deposits	3,886	4,586
Current portion of mortgage payable	3,526	15,000

Total current liabilities	16,288	26,882

Long-term mortgage payable	243,339	232,746

Total liabilities	259,627	259,628

Stockholders' Equity
Common stock, (175,000,000 shares authorized, 20,196,200 shares issued
and outstanding, par value $.001 per share)	20,196	10,736
Preferred stock, (25,000,000 shares authorized, 3,600,000 shares issued
and outstanding, par value $.001 per share)	3,600	3,600
Additional paid-in capital	561,743	192,803
Retained deficit	(538,485)	(156,913)

Total stockholders' equity	47,054	50,226

Total liabilities and stockholders' equity	$306,681	$309,854

The accompanying notes are an integral part of these financial statements.

MONTGOMERY REAL ESTATE SERVICE, INC.
(F/K/A MEDIA GROUP SOUTH, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008 (UNAUDITED)

	Quarter Ended	Quarter Ended
	3/31/2009	3/31/2008

Rental income	$12,384	$13,649

Total revenue	12,384	13,649

Selling, general and administrative expenses	3,836	4,882
Common stock issued for services	378,400	-
Repairs and maintenance	4,317	-
Depreciation	2,546	2,613
Total expenses	$389,099	$7,495

Net ordinary income	(376,715)	6,154

Interest expense	(4,857)	(3,361)
Total other income (expense)	(4,857)	(3,361)

Net income (loss)	$(381,572)	$2,793

Net income (loss) per share, basic and fully diluted	$(0.02)	$ *

Weighted Average Common Shares Outstanding	15,466,200	30,356,200

* = Less than $.01 per share.

The accompanying notes are an integral part of these financial statements.

MONTGOMERY REAL ESTATE SERVICE, INC.
(F/K/A MEDIA GROUP SOUTH, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

	Common		Preferred
	Stock		Stock		Additional
	(Par Value	Common	(Par Value	Preferred	Paid in	Retained
	$.001)	Shares	$.001)	Shares	Capital	(Deficit)

Balances, January 1, 2009	$10,736	10,736,200	$3,600	3,600,000	$192,803	$(156,913)

Issuance of common shares for services received	$9,460	9,460,000	$-		$368,940

Net loss for the quarter	$-	-	$-	-	$-	$(381,572)

Balances, March 31, 2009	$20,196	20,196,200	$3,600	3,600,000	$561,743	$(538,485)

The accompanying notes are an integral part of these financial statements.

MONTGOMERY REAL ESTATE SERVICE, INC.
(F/K/A MEDIA GROUP SOUTH, INC.)
CONSOLDIATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008 (UNAUDITED)

	Quarter Ended	Quarter Ended
	3/31/2009	3/31/2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(381,572)	$2,793
Adjustments to reconcile net (loss) to net cash provided by
operating activities:
Depreciation	2,546	2,613
Common stock issued for services received	378,400	-
(Increase) decrease in operating assets:
Accounts receivable	-	(1,624)
Other assets	-	4,415
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	1,580	(1,618)
NET CASH PROVIDED BY OPERATING ACTIVITIES	954	6,579

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long term debt	(881)	(3,047)
NET CASH (USED IN) FINANCING ACTIVITIES	(881)	(3,047)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	73	3,532

CASH AND CASH EQUIVALENTS:
Beginning of period	10	1,093

End of period	$83	$4,625

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$4,857	$3,361

Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MONTGOMERY REAL ESTATE SERVICE, INC.
(F/K/A MEDIA GROUP SOUTH, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Montgomery Real Estate Service, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these consolidated financial statements should only be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements as included in our Form 10-K for the year ended December 31, 2008.

Interim Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of (at) March 31, 2009, and 2008, have been included. Readers of these consolidated financial statements should note that the interim results for the three month periods ended March 31, 2009 is not necessarily indicative of the results that may be expected for the fiscal year as a whole.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Business Activity— Montgomery Real Estate Service, Inc. f/k/a Media Group South, Inc. ("The Company") was organized under laws of the State of as a C-Corporation. The Company owns 100% interest in Front Street First Corp, (Front Street) a Nevada Corporation.  Front Street merged with and into the Company as a wholly owned subsidiary on December 31, 2008.  The purpose of Front Street is to buy, sell, rent, and improve any and all aspects of real estate. Front Street currently owns one building in Chicopee, Massachusetts.

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

In accordance with SFAS 13, paragraph 23, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying March 31, 2009 consolidated balance sheet. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

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

Advertising Costs—Advertising costs are expensed as incurred. For the quarters ended March 31, 2009 and 2008, the Company incurred $-0- and $-0- respectively.

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

MONTGOMERY REAL ESTATE SERVICE, INC.
(F/K/A MEDIA GROUP SOUTH, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

Property and equipment—Rental property is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the rental property’s remaining 27 years.

NOTE 3 – NOTES PAYABLE

Mortgages incurred for the purchase of the rental property consist of the following:

Secured, Commercial Mortgage to an unrelated party.
Maturing on July 1, 2036, Bearing 6.75% interest.	$223,854

Secured, Commercial Mortgage to an unrelated party.
Maturing on February 1, 2022 Bearing 4.99% interest.	23,011
$246,865

The aggregate amount of long-term debt at December 31, 2008 maturing during each of the succeeding five years and thereafter is as follows:

For the year ending	Amount
2009	$3,526
2010	$3,751
2011	$3,991
2012	$4,246
2013	$4,518
Thereafter	$226,833
Total	$246,865

NOTE 4 - GOING CONCERN

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a retained deficiency of $538,485 as of March 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis contains various “forward looking statements” within regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.

BUSINESS DESCRIPTION

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

During 2008 we owned 100% of the common stock of a company called Front Street First Corp., which, in turn, owned property in Chicopee, Massachusetts, near Springfield in western Massachusetts at 472 Front Street. Specifically, we owned a three-story house that consisted of six units and generated revenues by rentals on units.  During 2008 we sold this property and acquired a new property in Chicopee, Massachusetts near Springfield in western Massachusetts at 68-70 Cochran Street.  We own this property through our 100% stock ownership in Phillips Real Estate Services, Inc. which owns 68-70 Cochran Street.  We plan to continue in this line of business for the foreseeable future. Our executive offices are located at c/o Lessard Property Management, Inc. 191 Chestnut Street in Springfield, Massachusetts 01103. Our telephone number is at Lessard Property Management, Inc. is (413) 734-3116. We are currently authorized to issue 175,000,000 shares of common stock and 25,000,000 shares of preferred stock. Both have a par value of $.001 per share. The preferred shares are convertible into common on a one for ten conversion basis. We currently have 20,196,200 shares of common stock issued and outstanding. We currently have 3,600,000 preferred shares issued and outstanding.

Our business plan is to buy more investment properties which we believe have good cash flows or good cash flow potential, plus a favorable estimated resale value. We plan to lease our properties primarily to residential tenants. We plan to make limited improvements to our properties, so that we can increase occupancy, improve cash flows, and enhance potential resale value.

As shown in the accompanying audited financial statements, we have suffered recurring losses from operations since our inception. We experienced net income (losses) of ($134,482) and ($12,767) during 2008 and 2007, respectively. We had a total accumulated deficit of $538,485 as of March 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

THE BUILDING AT 68-70 COCHRAN STREET

On October 29, 2008 the Registrant entered into a Stock Purchase Agreement between Pablo Torres majority shareholder of Phillips Real Estate Services, Inc. (“Seller”) and Montgomery Real Estate Service, Inc. (“Buyer”) as to the facts set forth below. (Exhibit 10.1)

On October 29th, Pablo Torres sold 20,000,000 shares (twenty million) of Phillips Real Estate Services, Inc. (“Phillips”) to the Registrant in exchange for 250,000 shares (two hundred fifty thousand) of Montgomery Real Estate Services Inc. (“Buyer”) and $5,000 giving the Buyer majority control of 100% of Phillips which in turn owns the property located at 68-70 Cochran Street in Chicopee, Massachusetts (“Property”). At the same time the Seller transferred the rights and obligations under the Residential Property Management Agreement to the Buyer. The Buyer and Seller agreed and Philips became a wholly owned subsidiary of the Buyer.

Seller assigned its rights and obligations under the Residential Property Management Agreement to the following limited extent: the mortgage will continue to be the personal liability of the Seller until paid in full by him, all rental proceeds to be collected by and controlled by the Seller until the property is resold, any negative cash flows for repairs or expenses whatsoever be the sole responsibility of the Seller. Furthermore in the event cash flow after all expenses exceeds 20%, Montgomery and the Seller will equally share the proceeds. Upon liquidation of this property after expenses, the Seller will receive 25% of the capital gains profit and Montgomery will receive 75% of the capital gains profit. In the event that the Seller is incapable of managing the property, then Montgomery will hire a professional property management company to manage the day to day operations, at the Seller’s expense. Additionally, 100,000 (one hundred thousand) shares of the 250,000 (two hundred fifty thousand) shares are to be sold at a mutually acceptable price and the proceeds to be used exclusively for the pay down of the mortgage on the subject real estate. The Buyers is to pay $5,000 (five thousand) dollars for consideration in this transaction

The 68-70 Cochran Street, Chicopee, Massachusetts property consists of 4 rental units. Of which the accumulated rent received from all 4 units is approximately $2,575 a month.

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

EMPLOYEES

Presently, we have no employees with the exception of Duane Bennett.  We have no employment agreements with any of our management. We do not anticipate hiring any additional employees in the next 12 months.

RESULTS OF OPERATIONS FOR THE THREE MONTHES ENDED MARCH 31, 2009 and 2008

Revenues (for the three months ended March 31, 2009 and 2008).

Revenues decreased $1,265 or 9.3% to $12,384 for the three months ended March 31, 2009 as compared with $13,649 for the three months ended March 31, 2008, respectively. Revenues consisted of rentals on residential rental properties. The reasons for the above decreases in revenues are attributable to the sell of the Front Street property and the acquisition of the Cochran Street property. The Cochran Street property has 2 less units and therefore less rental income than the Front Street property.

All sales transactions were with unrelated parties.

Cost of Sales (for the three months ended March 31, 2009 and 2008).

None.

Expenses (for the three months ended March 31, 2009 and 2008).

Operating expenses for the three months ended March 31, 2009 increased $381,604 or over 100%% to $389,099. The increase in expenses during this period was primarily attributable to the common stock issued for services in the amount of $378,400. Also $4,317 were expenses for repairs and maintenance for the three months ended March 31, 2009.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Income Taxes (for the three months ended March 31, 2009 and 2008).

We had no provision for income taxes for the three months ended March 31, 2009 and 2008, respectively, due to our net loss.

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

Income/Losses (for the three months ended March 31, 2009 and 2008).

We had a net (loss) of $(381,572), or $(.02) per common share for the three months ended March 31, 2009. This compares to a net income of $2,793, or less than $.01 per common share for the three months ended March 31, 2008. This period net income (loss) increased by over 100% from period to period. The 2009 net loss increase is attributable to the expense for shares issued for common stock in the amount of $378,400.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the three months ended March 31, 2009 and 2008).

Cash flows provided by (used in) operations were $954 and $6,579 for the three months ended March 31, 2009 and 2008, respectively. These were mainly attributable to an increase in the amount of $3,198 in accounts payable and other current liabilities during the three months ended March 31, 2009, partially offset by accounts receivable in the amount of $(1,624) for the three months ended March 31, 2008 compared to $0 for the three months ended March 31, 2009. Also, for the three months ended March 31, 2008, we had other assets in the amount of $4,415 compared to $0 for the three months ended March 31, 2009.

There were no cash flows provided by (used in) investing activities for the three months ending March 31, 2009 and 2008.

Cash flows provided by (used in) financing activities were $(881) and $(3,047) for the three months ended March 31, 2009 and 2008, respectively. Cash flows used in 2008 and 2009 was due solely to the principal repayments of long term debt in varying amounts.

Overall, we funded our cash needs from inception through March 31, 2009 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $83 and a working capital of $19,637 as of March 31, 2009. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2008 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of a range of $45,000 to $1,000,000, depending on the properties we plan to acquire and the maintenance of our current facilities. Please note that the $45,000 amount above consists of $25,000 in cash to purchase such properties as discussed in more detail in this paragraph plus $20,000 which covers additional expense related to our newly acquired reporting obligation. For instance, if we can purchase a property with as little money down, such as low as 5% for illustrative purposes, then we would only require the low end of the above range, or about $25,000 in cash, exclusive of the $20,000 in costs to cover the expense related to our newly acquired reporting obligation, to purchase such property costing $500,000 for illustrative purposes. On the other hand, if we purchase a property with only cash and without borrowing, then we would spend as much as $500,000 on the same purchase in the illustration above. If two of these properties are purchased with no borrowings, then we would spend $1,000,000 as an example. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us. We have no sources of capital in place.

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

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $538,485 as of March 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

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

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

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

OUR LIMITED OPERATING HISTORY AND NEAR ABSENCE OF REVENUES MAKES EVALUATING OUR BUSINESS AND PROSPECTS DIFFICULT

While our competitors have operated real estate businesses for a significant period of time, we have only had limited operations and a near absence of revenues since our inception on February 8, 2000.  As a result, we have a limited operating history upon which you can evaluate us and our prospects. In addition, we have an accumulated deficit of $538,485 since inception through March 31, 2009. These uncertainties increase the risk that you may lose your investment.

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

We will need additional funding over the next twelve months to develop our business. The estimated need for funds could be as little as $25,000 or as high as $1,000,000, depending on the properties we plan to acquire and the maintenance of current facilities. As of March 31, 2009, we had only $83 worth of liquid cash with which to pay our expenses. In addition, we have no credit facility or other committed sources of capital. Accordingly, we will seek outside sources of capital such as conventional bank financing; however, there can be no assurance that we will be able to obtain favorable terms for such financing. If adequate funds are not available, we may be required to curtail operations or shut down completely.

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

OUR MANAGEMENT MAY HAVE POSSIBLE CONFLICTS OF INTEREST THAT MAY REDUCE THE LEVEL OF BUSINESS WE CONDUCT OR EXPANSION WE PURSUE.

Our officers and directors are involved in other business activities (such as other investments in the real estate market, and other lines of business in the automotive industry) and may, in the future become involved in other business opportunities that may reduce the level of business we conduct or expansion we pursue.  If another business opportunity becomes available, our officers and directors may face a conflict in selecting between us and their other business interests. We have not formulated a policy for the resolution of such conflicts. We have previously entered into transactions—and may do so in the future—with our officers, directors, and shareholders, or companies under their control. For example, Mr. Duane Bennett sold us the 3-story apartment building at 472 Front Street.  We have no current plans to engage in further transactions with Mr. Bennett or our officers, directors, or owners. However, future transactions or arrangements between or among our officers, directors and shareholders, and companies they control, may occur, and may result in conflicts of interest, which may reduce the level of business we conduct or the level of expansion we pursue. Mr. Bennett, as Trustee of Northeast Nominee Trust, purchased the Front Street property from James L. and Ann T. Domingos for $260,000 on February 14, 2005.  Mr. Bennett negotiated the purchase price through a real estate broker when he decided to make an offer on the property.  The property was held in the name of Northeast Nominee Trust until March 12, 2008, when it was transferred to Front Street First Corporation, a wholly owned subsidiary of Montgomery Real Estate Service, by Warranty Deed for consideration of $100 paid. On October 29, 2008, the property at 472 Front Street was sold for $275,123. The proceeds from this sale helped pay the mortgages on the property.

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

WE HAVE INCURRED LOSSES FROM OPERATIONS AND LIMITED CASH THAT RAISES SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

As of March 31, 2009, our accumulated deficit was $538,485. Our cash flows (used in) operations were $954 for the three months ended March 31, 2009. We have incurred losses from operations and limited cash that raises substantial doubt as to whether we can continue as a going concern.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not had any submission of matters to a vote of security holders.

ITEM 5.      OTHER INFORMATION

We do not have any other information to report.

ITEM 6.      EXHIBITS

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

MONTGOMERY REAL ESTATE SERVICE, INC. (Registrant)

Date: May 15, 2009	By:	/s/ Duane Bennett
Duane Bennett President, Chief Executive Officer, and Chief Financial Officer