Form 10-Q
period 2009-06-30
Montgomery Real Estate Service, Inc.
filed 2009-08-19
CIK 1430060

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission File Number
000-1430060

MAN SHING AGRICULTURAL HOLDINGS, INC.
(F/K/A MONTGOMERY REAL ESTATE SERVICE, INC.)
 (Exact name of small business issuer as specified in its charter)

Nevada	88-0450667
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Man Shing Agricultural Holdings, Inc.
c/o Lessard Property Management, Inc.
191 Chestnut Street
Springfield, MA 01103
(Address of principal executive offices)

(413) 734-3116
(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of July 29, 2009:      20,196,200

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

PART I. FINANCIAL INFORMATION

ITEM I	PAGE
ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4. CONTROLS AND PROCEDURES ITEM 4T. CONTROL AND PROCEDURES	14 14

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ITEM 1A. RISK FACTORS	15 15

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS	15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15

ITEM 5. OTHER INFORMATION	15

ITEM 6. EXHIBITS	15

SIGNATURES	16

ITEM 1. FINANCIAL STATEMENTS

INDEX TO MAN SHING AGRICULTURAL HOLDINGS, INC. FINANCIAL STATEMENTS

MAN SHING AGRICULTURAL HOLDINGS, INC.                                                                                                                                PAGE

Balance Sheets                                                                                                                                                                                   4

Statements of Operations                                                                                                                                                                  5

Statement of Stockholders’ Equity                                                                                                                                                   6

Statements of Cash Flows                                                                                                                                                                 7

Notes to Financial Statements                                                                                                                                                          8

MAN SHING AGRICULTURAL HOLDINGS, INC.
(F/K/A MONTGOMERY REAL ESTATE SERVICE, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	(Unaudited)	(Audited)
Assets:	6/30/2009	12/31/2008
Current assets
Cash - unrestricted	$159	$10
Restricted cash - security deposits	3,886	4,586
Due from affiliate	29,024	29,024
Accounts receivable	2,932	2,932

Total current assets	36,001	36,552

Fixed assets
Property and equipment	275,000	275,000
Accumulated depreciation	(6,791)	(1,698)

Total fixed assets	268,209	273,302

Total assets	$304,210	$309,854

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other current liabilities	$8,876	$7,296
Security deposits	3,886	4,586
Current portion of mortgage payable	3,526	15,000

Total current liabilities	16,288	26,882

Long-term mortgage payable	242,457	232,746

Total liabilities	258,745	259,628

Stockholders' Equity
Common stock, (175,000,000 shares authorized, 20,196,200 shares issued
and outstanding at June 30, 2009 , par value $.001 per share)	20,196	10,736
Preferred stock, (25,000,000 shares authorized, 3,700,000 shares issued
and outstanding at June 30, 2009, par value $.001 per share)	3,700	3,600
Additional paid-in capital	611,643	192,803
Retained deficit	(590,074)	(156,913)

Total stockholders' equity	45,465	50,226

Total liabilities and stockholders' equity	$304,210	$309,854

The accompanying notes are an integral part of these financial statements.

MAN SHING AGRICULTURAL HOLDINGS, INC.
(F/K/A MONTGOMERY REAL ESTATE SERVICE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2008 (UNAUDITED)

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	6/30/2009	6/30/2008	6/30/2009	6/30/2008

Rental income	$5,625	$13,758	$18,009	$27,407

Total revenue	5,625	13,758	18,009	27,407

Selling, general and administrative expenses	655	8,917	4,491	13,799
Common stock issued for services	-	-	378,400	-
Preferred stock issued for services	50,000	-	54,317	-
Repairs and maintenance	-	-	-	-
Depreciation	2,547	2,613	5,093	5,226
Total expenses	$53,202	$11,530	$442,301	$19,025

Net ordinary income	(47,577)	2,228	(424,292)	8,382

Interest expense	(4,012)	(3,361)	(8,869)	(6,722)
Total other income (expense)	(4,012)	(3,361)	(8,869)	(6,722)

Net income (loss)	$(51,589)	$(1,133)	$(433,161)	$1,660

Net income (loss) per share, basic and fully diluted	$ *	$ *	$(0.03)	$ *

Weighted Average Common Shares Outstanding	20,196,200	30,356,200	15,466,000	30,356,200

* = Less than $.01 per share.

The accompanying notes are an integral part of these financial statements.

MAN SHING AGRICULTURAL HOLDINGS, INC.
(F/K/A MONTGOMERY REAL ESTATE SERVICE, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

	Common		Preferred
	Stock		Stock		Additional
	(Par Value	Common	(Par Value	Preferred	Paid in	Retained
	$.001)	Shares	$.001)	Shares	Capital	(Deficit)

Balances, January 1, 2009	$10,736	10,736,200	$3,600	3,600,000	$192,803	$(156,913)

Issuance of common shares for services received	$9,460	9,460,000	$-	$-	368,940	$-

Issuance of preferred shares for services received	$-	-	$100	$100,000	$49,900	$-

Net loss for the period	$-	-	$-	-	$-	$(433,161)

Balances, March 31, 2009	$20,196	20,196,200	$3,700	3,700,000	$611,643	$(590,074)

The accompanying notes are an integral part of these financial statements.

MAN SHING AGRICULTURAL HOLDINGS, INC.
(F/K/A MONTGOMERY REAL ESTATE SERVICE, INC.)
CONSOLDIATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 and 2008 (UNAUDITED)

	6 Months Ended	6 Months Ended
	6/30/2009	6/30/2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(433,161)	$1,660
Adjustments to reconcile net (loss) to net cash provided by
operating activities:
Depreciation	5,093	5,226
Common stock issued for services received	378,400	-
Preferred stock issued for services received	50,000	-
(Increase) decrease in operating assets:
Accounts receivable	-	(2,210)
Other assets	-	4,415
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	1,580	(3,955)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,912	5,136

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long term debt	(1,763)	(6,094)
NET CASH (USED IN) FINANCING ACTIVITIES	(1,763)	(6,094)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	149	(958)

CASH AND CASH EQUIVALENTS:
Beginning of period	10	1,093

End of period	$159	$135

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for interest	$8,869	$6,722

Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MAN SHING AGRICULTURAL HOLDINGS, INC.
(F/K/A MONTGOMERY REAL ESTATE SERVICE, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

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

Interim Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of (at) June 30, 2009, and 2008, have been included. Readers of these consolidated financial statements should note that the interim results for the six month periods ended June 30, 2009 is not necessarily indicative of the results that may be expected for the fiscal year as a whole.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Business Activity— Montgomery Real Estate Service, Inc. f/k/a Media Group South, Inc. ("The Company") was organized under laws of the State of Nevada as a C-Corporation. The Company owns 100% interest in Front Street First Corp, (Front Street) a Nevada Corporation. Front Street merged with and into the Company as a wholly owned subsidiary on December 31, 2008.  The purpose of Front Street is to buy, sell, rent, and improve any and all aspects of real estate. Front Street currently owns one building in Chicopee, Massachusetts.

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

In accordance with SFAS 13, paragraph 23, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying June 30, 2009 consolidated balance sheet. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

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

Advertising Costs—Advertising costs are expensed as incurred. For the six months ended June 30, 2009 and 2008, the Company incurred $-0- and $-0- respectively.

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

MAN SHING AGRICULTURAL HOLDINGS, INC.
(F/K/A MONTGOMERY REAL ESTATE SERVICE, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Property and equipment—Rental property is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the rental property’s remaining 27 years.

NOTE 3 – NOTES PAYABLE

Mortgages incurred for the purchase of the rental property consist of the following:

Secured, Commercial Mortgage to an unrelated party.
Maturing on July 1, 2036, Bearing 6.75% interest.	$223,754

Secured, Commercial Mortgage to an unrelated party.
Maturing on February 1, 2022 Bearing 4.99% interest.	22,229
$245,983

The aggregate amount of long-term debt at December 31, 2008 maturing during each of the succeeding five years and thereafter is as follows:

For the year ending	Amount
2009	$3,526
2010	$3,751
2011	$3,991
2012	$4,246
2013	$4,518
Thereafter	$225,951
Total	$245,983

NOTE 4 - GOING CONCERN

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a retained deficiency of $590,074 as of June 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

NOTE 5 – SUBSEQUENT EVENT

On June 25, 2009, MRSV’s Board of Directors and shareholders holding the majority of issued and outstanding Common Stock on a convertible basis approved a 1 for 100 reverse stock split of its $.001 par value Common Stock. The par value of Common Stock will not change. All the fractional shares will be rounded up to the nearest whole share. With the exception of adjustments for those shareholders with fractional shares, the reverse stock split will not affect any stockholder's proportional equity interest in the company in relation to other shareholders or rights, preferences, privileges or priorities.

On June 25, 2009, MRSV’s Board of Directors and shareholders holding the majority of issued and outstanding Common Stock on a convertible basis approved a Name Change Proposal to amend the Company’s Certificate of Incorporation to reflect the name Man Shing Agricultural Holdings, Inc.  The Company believes that the name change would be in the best interest of the Company because it has been in recent talks with a candidate for a merger, and although no definitive agreement has yet been reached, we feel that changing the name of the company might make us a more attractive merger partner for this particular company and it would more accurately describe the Company’s business in the event we can reach an agreement on a merger.  The merger candidate that we have been meeting with and are currently in the process of courting is a Chinese based agricultural company.  We feel that in the event we are able to strike an agreement with this company we will be able to add significant value to our stock.  While we have been working hard to reach an agreement and have even attempted to execute a written agreement with this prospective buyer we have been unsuccessful in actually achieving a “meeting of the minds” as required by relevant contract law of the United States.  While we continue to court this buyer we plan to possibly restructure our organization in order to induce a potential merger and help position ourselves as an attractive merger target. Our Board of Director’s believes that these discussions have thus far been unsuccessful for several reasons including but not limited to:

-  Physical distance between China and the United States
-  Significant cultural differences between China and the United States
-  Negotiating tactics that are complex and foreign to western culture
-  Differences between the Chinese business culture and American business culture as they relate to timing of business transactions.
-  Significant fluctuations in global economic conditions and world trade
-  Significant fluctuations in the United States Capital markets
-  Difficulty with communication as a result of language barriers
-  Difficulty with communication as a result of the twelve hour time difference
-  Problems relating to currency exchange and capital flows and differing expectations in payment/settlement
- Fluctuations between the United States Dollar and the Chinese Yuan

The board of directors feels the name change is a relatively simple corporate action that demonstrates our good faith commitment to continue with the discussions for a possible merger, which up until this point have been unsuccessful.  The Company intends to file the Certificate of Amendment promptly after the stockholders approve the name change at which time the Company will also change its name and stock symbol on the Over the Counter Bulletin Board.

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

BUSINESS DESCRIPTION

We were incorporated on February 8, 2000 under the laws of the State of Nevada.  From the beginning of 2003 until December 31, 2007 we had no operations and no assets.  We were a dormant company with no revenues.  Subsequent to December 31, 2007 we have begun operating in the real estate industry and engaged in the business of buying, selling, renting, and improving real estate. Over the last year we have been engaged in buying and selling our property and we have entered into new agreements for the management of new rental property.

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

As shown in the accompanying audited financial statements, we have suffered recurring losses from operations since our inception. We experienced net income (losses) of ($134,482) and ($12,767) during 2008 and 2007, respectively. We had a total accumulated deficit of $590,074 as of June 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

THE BUILDING AT 68-70 COCHRAN STREET

On October 29, 2008 the Registrant entered into a Stock Purchase Agreement between Pablo Torres majority shareholder of Phillips Real Estate Services, Inc. (“Seller”) and Man Shing Agricultural Holdings, Inc. (“Buyer”) as to the facts set forth below. (Exhibit 10.1)

On October 29th, Pablo Torres sold 20,000,000 shares (twenty million) of Phillips Real Estate Services, Inc. (“Phillips”) to the Registrant in exchange for 250,000 shares (two hundred fifty thousand) of Montgomery Real Estate Services Inc. (“Buyer”) and $5,000 giving the Buyer majority control of 100% of Phillips which in turn owns the property located at 68-70 Cochran Street in Chicopee, Massachusetts (“Property”). At the same time the Seller transferred the rights and obligations under the Residential Property Management Agreement to the Buyer. The Buyer and Seller agreed and Philips became a wholly owned subsidiary of the Buyer.

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

o
Reviewing real estate sales information provided by local board of realtors associations and our review of the census tract increases. The information that we may obtain that would weigh in favor of our proceeding with a property acquisition would be:

o	High volume of real estate sales within the specific area
o	New schools and major commercial developments in the area
o	Improved state and city roads in the area

The information that we may obtain that would weigh against our proceeding with a property acquisition would be:

o	Hazardous waste in the area
o	High crime in the area
o	Overcrowding in the area

The data that we analyze to determine whether to purchase properties are:

o	Demographic data that suggests increased demand in a specific area. The data that would weigh in favor of our proceeding with a purchase would be:
o	Increase in industrial activity such as a major corporation moving into the area creating new jobs and increasing residential housing demand.
o	Increase in the population’s median income levels for a certain area.
o	Low crime rate in the area

o	Demographic data that would weigh against a purchase would be:
o	Migration of industrial companies outside the area.
o	Decrease in income levels
o	High crime rate in the area

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

PURCHASE PROCEDURES

Once we have located a property that we may want to purchase, we will ascertain whether the owner is willing to sell the property. We then negotiate a purchase price and ask the following questions of the prospective seller and/or obtain answers from third parties:

o	When does the owner want to sell and close? Favorable conditions we look for regarding this factor are:
o	The seller is willing and able to sell within a six-month period.
o	Typically, the timing and motivation of sellers to enter into contract to sell may include several factors such as: estate planning, gifts to family, age, health and other personal factors.

o	How much will the owner sell the land for? Favorable conditions we will look for regarding this factor are:
o	The price is below market value. We determine market value through appraisals and comparable sales reports in the area.
o	With respect to price, we would also consider value trends, such as historical yearly increases in property values

o	Are there any defects on the title? Favorable conditions we will look for regarding this factor are:
o	No liens and/or encumbrances.
o	The buyer is able to deliver a clean title within the time we would like to close.

o	Does the landowner have title insurance on the property? Favorable conditions we will look for regarding this factor are:
o	The landowner has title insurance on the property.
o	The landowner is able to secure title insurance on the property.
o	We would be able to obtain title insurance on the purchased property.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHES ENDED JUNE 30, 2009 and 2008

Revenues (for the three and six months ended June 30, 2009 and 2008).

Revenues decreased $8,133 or 59.11% to $5,625 for the three months ended June 30, 2009 as compared with $13,758 for the three months ended June 30, 2008, respectively. Revenues consisted of rentals on residential rental properties. The reasons for the above decreases in revenues are attributable to the sell of the Front Street property and the acquisition of the Cochran Street property. The Cochran Street property has 2 less units and therefore less rental income than the Front Street property.

Revenues (for the three and six months ended June 30, 2009 and 2008).

Revenues decreased $9,398 or 34.29% to $18,009 for the six months ended June 30, 2009 as compared with $27,407 for the six months ended June 30, 2008, respectively. Revenues consisted of rentals on residential rental properties. The reasons for the above decreases in revenues are attributable to the sell of the Front Street property and the acquisition of the Cochran Street property. The Cochran Street property has 2 less units and therefore less rental income than the Front Street property.

All sales transactions were with unrelated parties.

Cost of Sales (for the three and six months ended June 30, 2009 and 2008).

None.

Expenses (for the three and six months ended June 30, 2009 and 2008).

Operating expenses for the three months ended June 30, 2009 increased $41,672 or over 100% to $53,202. The increase in expenses during this period was primarily attributable to the preferred stock issued for services in the amount of $50,000.

Operating expenses for the six months ended June 30, 2009 increased $423,276 or over 100% to $442,301. The increase in expenses during this period was primarily attributable to the preferred stock issued for services in the amount of $50,000 and the common stock issued for services in the amount of $378,400.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Income Taxes (for the three and six months ended June 30, 2009 and 2008).

We had no provision for income taxes for the three and six months ended June 30, 2009 and 2008, respectively, due to our net loss.

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

Income/Losses (for the three and six months ended June 30, 2009 and 2008).

We had a net (loss) of $(51,589) for the three months ended June 30, 2009. This compares to a net income loss of $(1,133) for the three months ended June 30, 2008. This period net income (loss) increased by over 100% from period to period. The 2009 net loss increase is attributable to the expense for shares issued for preferred stock in the amount of $50,000 during the second quarter.

We had a net (loss) of $(433,161) for the six months ended June 30, 2009. This compares to a net income of $1,660 for the six months ended June 30, 2008. This period net income (loss) increased by over 100% from period to period. The 2009 net loss increase is attributable to the expense for shares issued for preferred stock in the amount of $50,000 during the second quarter and the expense for shares issued for common stock in the amount of $378,400.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the six months ended June 30, 2009 and 2008).

Cash flows provided by (used in) operations were $1,912 and $5,136 for the six months ended June 30, 2009 and 2008, respectively. These were mainly attributable to an increase in the amount of $5,535 in accounts payable and other current liabilities during the six months ended June 30, 2009, partially offset by accounts receivable in the amount of $(2,210) for the six months ended June 30, 2008 compared to $0 for the six months ended June 30, 2009. Also, for the six months ended June 30, 2008, we had other assets in the amount of $4,415 compared to $0 for the six months ended June 30, 2009.

There were no cash flows provided by (used in) investing activities for the six months ending June 30, 2009 and 2008.

Cash flows provided by (used in) financing activities were $(1,763) and $(6,094) for the six months ended June 30, 2009 and 2008, respectively. Cash flows used in 2008 and 2009 was due solely to the principal repayments of long term debt in varying amounts.

Overall, we funded our cash needs from inception through June 30, 2009 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $159 and a working capital of $19,713 as of June 30, 2009. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2008 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of a range of $45,000 to $1,000,000, depending on the properties we plan to acquire and the maintenance of our current facilities. Please note that the $45,000 amount above consists of $25,000 in cash to purchase such properties as discussed in more detail in this paragraph plus $20,000 which covers additional expense related to our newly acquired reporting obligation. For instance, if we can purchase a property with as little money down, such as low as 5% for illustrative purposes, then we would only require the low end of the above range, or about $25,000 in cash, exclusive of the $20,000 in costs to cover the expense related to our newly acquired reporting obligation, to purchase such property costing $500,000 for illustrative purposes. On the other hand, if we purchase a property with only cash and without borrowing, then we would spend as much as $500,000 on the same purchase in the illustration above. If two of these properties are purchased with no borrowings, then we would spend $1,000,000 as an example. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us. We have no sources of capital in place.

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

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $590,074 as of June 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 1A.   RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2008.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of 2009, we issued 100,000 preferred shares to Greentree Financial Group, Inc. for consulting services rendered in connection with Edgar services, creation of corporate resolutions and corporate governance assistance. These shares are convertible at a rate of 10 shares for one and were valued at $.05 as of the date of issuance, yielding an aggregate expense of $50,000. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 6, 2009 we filed a Definitive 14C Information Statement with the Securities and Exchange commission announcing that the holders of a majority of our outstanding common stock, owning approximately 64.1% of the outstanding shares of our common stock, executed a written consent in favor of changing the corporate name of Montgomery Real Estate Service, Inc. to Man Shing Agricultural Holdings, Inc and authorizing the Board of Directors of Montgomery Real Estate Service, Inc. to effect a 1 for 100 reverse split. This Definitive 14C Information Statement filed with the Commission on August 6, 2009 is hereby incorporated by reference.

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

MAN SHING AGRICULTURAL HOLDINGS, INC. (Registrant)

Date: August 18, 2009	By:	/s/ Duane Bennett
Duane Bennett President, Chief Executive Officer, and Chief Financial Officer