Form 10-Q
period 2009-09-30
MAN SHING AGRICULTURAL HOLDINGS, INC
filed 2009-11-10
CIK 1430060

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From ____to _____

000-53146
(Commission File Number)

MAN SHING AGRICULTURAL HOLDINGS, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	88-0450667
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Unit 1005, 10/F, Tower B
Hunghom Commercial Centre
37 Ma Tau Wai Road, Hunghom
Kowloon, Hong Kong
(Address of principal executive offices)

(86) 536-4644888
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

Large accelerated filer	
Non-accelerated filer	 (Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of preferred stock outstanding as of November 10, 2009:        3,600,000
Number of shares of common stock outstanding as of November 10, 2009:       34,001,963

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

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2009 and June 30, 2009	4

Unaudited Condensed Consolidated Statements of Operations - For the Three Months Ended September 30, 2009 and 2008	5

Unaudited Condensed Consolidated Statements of Cash Flows - For the Three Months Ended September 30, 2009 and 2008	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets
As of September 30, 2009 and June 30, 2009

ASSETS
	9/30/2009	6/30/2009
CURRENT ASSETS		(audited)
Cash and cash equivalents	$81,697	$86,408
Accounts receivable,trade	1,095,732	2,479,117
Inventory	600,931	730,066
Prepayment	4,224,116	1,437,450
Other receivable	746	-
TOTAL CURRNET ASSETS	6,003,222	4,733,041

FIXED ASSETS
Property, plant, and equipment	632,196	631,362
Accumulated depreciation	(105,853)	(89,706)
NET FIXED ASSETS	526,343	541,656

TOTAL ASSETS	$6,529,565	$5,274,697

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$292,869	$73,186
Accounts payable	146,820	346,482
Other payables and accrued liabilities	621,001	460,048
Due to shareholders'	100,309	100,304
Received in advance	27,892	128,355
Tax payable	70,438	57,272
TOTAL CURRENT LIABILITIES	1,259,329	1,165,647

TOTAL LIABILITIES	1,259,329	1,165,647

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par, 25,000,000 shares authorized,	3,600	3,700
3,600,000 shares issued and outstanding at September 30, 2009
Common stock, $.001 par, 175,000,000 shares authorized,	34,002	33,002
34,001,963 shares issued and outstanding at September 30, 2009
Additional paid-in capital	(37,601)	(36,700)
Accumulated other comprehensive income(loss)	135,392	133,433
Statutory reserves	249,362	249,362
Accumulated earnings (deficit)	4,885,481	3,726,253
TOTAL STOCKHOLDERS' EQUITY	5,270,236	4,109,050

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,529,565	$5,274,697
The accompanying notes are an integral part of these financial statements.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
For the Three Months ended September 30, 2009 and 2008

	For the Three Months Ended
	9/30/2009	9/30/2008

Revenues
Sales	$4,621,526	$1,293,299
Cost of sales	3,329,582	1,037,505
Gross profits	1,291,944	255,793

Operating expenses
Selling and marketing	80,123	65,127
General and administrative	49,899	11,535
Total operating expenses	130,022	76,662

Income (loss) from operations	1,161,922	179,131

Other income (expenses)
Finance income (costs)	(6,232)	(7,550)
Non-operating income (expense)	2,190	-
Total other income (loss)	(4,042)	(7,550)

Income before income taxes	1,157,880	171,582

Income taxes	-	-

Net income	1,157,880	171,582

Other comprehensive income (loss)
Foreign currency translation gain (loss)	1,959	7,969

Comprehensive income (loss)	$1,159,839	$179,550

Earnings (loss) per share
Basic	$0.06	$0.01

Diluted	$0.02	**

Weighted average number of shares outstanding
Basic	19,951,326	19,951,326

Diluted	56,806,882	56,806,882

** Less than $.01
The accompanying notes are an integral part of these financial statements.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
For the Three Months ended September 30, 2009 and 2008

	For the Three Months Ended
	9/30/2009	9/30/2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,157,880	171,582
Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
Depreciation	16,148	4,526
Accounts receivable ,trade	1,384,032	(375,826)
Prepayment	(2,785,239)	(99,737)
Inventory	129,407	96,532
Other receivable	(746)	120,305
Accounts payable	(65,339)	(202)
Tax payable	14,487	(319)
Other payable	25,530	21,473
Received in advance	(100,488)	12,612
NET CASH (USED IN) OPERATING ACTIVITIES	(224,328)	(49,054)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(834)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(834)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to shareholders	825	-
Proceeds from loan	219,587	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	220,412	-

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	39	609

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,711)	(48,445)

CASH AND CASH EQUIVALENTS:
Beginning of period	86,408	136,219
End of period	$81,697	$87,774

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,697	$6,277
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(STATED IN US DOLLARS)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended June 30, 2009 thereto contained in the Current Report on Form 8-K filed on August 21, 2009, and its amendments.

2.	ORGANIZATION BACKGROUND

Man Shing Agricultural Holdings, Inc. (the “Company”) was incorporated on February 8, 2000 under the laws of the State of Nevada.  From the beginning of 2003 until December 31, 2007 the Company had no operations and no assets and was considered as a dormant company.  Subsequent to December 31, 2007, the Company began operating in the real estate industry and engaged in the business of buying, selling, renting, and improving real estate.

On June 25, 2009, the Company’s board of directors authorized and approved a reverse stock split (the “Reverse Split”) of the Company’s common stock on the basis of one share for one hundred shares currently issued and outstanding. Accordingly, the number of issued and outstanding shares decreased from 20,196,200 shares to 201,962 shares. The Reverse Split was effective on September 2, 2009. The Company has retroactively adjusted all the share information to reflect the reverse stock split in the unaudited condensed consolidated financial statements.

On August 13, 2009, the Company changed its name to Man Shing Agricultural Holdings, Inc. in anticipation of a share exchange and to more accurately reflect the Company’s business after a stock exchange transaction with HCP and Xinsheng.

As of August 20, 2009, the Company entered into a Plan of Exchange (the “Agreement”) between and among the Company, Hero Capital Profits Limited, a company organized and existing under the laws of the British Virgin Islands (including its successors and assigns “HCP”), Weifang Xinsheng Food Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Xinsheng”), the shareholders of Xinsheng (the “Xinsheng Shareholders”) and the Company’s Majority Shareholder. Pursuant to the terms of the Agreement, the Company acquired one hundred percent (100%) of the issued and outstanding share capital of HCP from the HCP Shareholders in exchange for a new issuance 32,800,000 shares of common stock of the Company and the simultaneous transfer of 3,535,000 shares of the Company’s Preferred Stock to the HCP shareholders, held in the name of the Northeast Nominee Trust (Duane Bennett, Former President of the Company as trustee), which gave the HCP shareholders an interest in the Company representing 99.38% of the issued and outstanding shares. Upon completion of the exchange, HCP and Xinsheng became the Company’s wholly-owned subsidiaries. All of these conditions to closing have been met, and the Company, HCP, Xinsheng, the Xinsheng Shareholders and the Company’s Majority Shareholders declared the exchange transaction consummated on August 20, 2009.

The Exchange and the Transfer have been respectively accounted for as reverse acquisition and recapitalization of the Company and HCP / Xinsheng whereby HCP / Xinsheng is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer) under the Exchange. The unaudited condensed consolidated financial statements are in substance those of Xinsheng, with the assets and liabilities, and revenues and expenses, of the Company and HCP being included effective from the respective consummation dates of the Exchange and the Transfer.

The Company and its subsidiaries are hereinafter referred to as (the "Company").

3.	DESCRIPTION OF BUSINESS

The Company’s primary business operations are engaged in the production and processing of fresh vegetables, including ginger, onion, garlic and leek. The Company strives to provide high quality products to the Company’s customers. The Company has 110,000 square meters of factor space and utilize 3.335 million square meters of farm land, which is one of the largest ginger farm lands in the region. The Company complies with the ISO9002 and the HACCP food safety standards. All of the Company’s farm land has been certified by the Organic Crop Improvement Association and has met the Japan Agricultural Standards for production of organic foods. The Company’s processing factory has also met the requirement of the British Retail Consortium Global Food Standard and the TESCO, a UK supermarket, food safety standards. Under the Company’s close monitoring and supervision program, the Company believes the Company can ensure that all products produced are in compliance with food safety standards from around the world.

According to a statistical survey published by the United Nation Food and Agriculture Organization in June 2008, China produced around 285,000 tons of ginger in 2007 of which around 150,000 tons were exported.

For the three months ended September 30, 2009, the Company has produced 6,410 tons of ginger, which equals around 2% of total China production and 4% of total China export (based on the 2007 numbers).

4.	RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(STATED IN US DOLLARS)

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e. book value can go negative).

The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

5.	Accounts receivable, net

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $12,463 and $12,457 are required as of September 30, 2009, and June 30, 2009, respectively.

	September 30, 2009	June 30, 2009

Accounts receivable, gross	$1,108,195	$2,491,574

Less: allowance for doubtful accounts	(12,463)	(12,457)
Accounts receivable, net	$1,095,732	$2,479,117

6.	Inventories
	September 30, 2009	June 30, 2009

Inventories	$600,931	$730,066

For the three months ended September 30, 2009 and the year ended June 30, 2009, no provision for obsolete inventories was recorded by the Company.

7.	Prepayments

The balances of $4,224,116 and $1,437,450 as of September 30, 2009 and June 30, 2009, respectively, represent prepaid rent, supplies and other items used in growing and packaging of the ginger.

8.	Amount due to shareholder

The amount is interest-free, unsecured and repayable when the Company is in a position to do so.

9.	Stockholders’ equity

On August 20, 2009, the Company executed the Plan of Exchange (the “POE”) among the shareholders of the Company, HCP, the shareholders of HCP and Xinsheng, pursuant to which the Company issued 32,800,000 new shares of common stock of the Company to HCP shareholders and simultaneously transferred 3,535,000 shares of the Company’s Preferred Stock to the HCP shareholders, held in the name of the Northeast Nominee Trust, in exchange for 100% of the capital stock of HCP and Xinsheng. Concurrently, the Company effectuated a 1 for 100 reverse split of its common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse stock split.

On September 17, 2009, 100,000 shares of Preferred stock were converted into 1,000,000 shares of common stock, based on a rate of 10 shares for one, per the request of the preferred stockholder.

Immediately following completion of the share exchange transaction and the preferred stock conversion, the Company had a total of 34,001,963 shares of its common stock issued and outstanding.

10.	Concentration and risk

The Company's operations are carried out in the People’s Republic of China (“PRC”). Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

(a)	Major customers

For the three months ended September 30, 2009 and the year ended June 30, 2009, 100% of the Company’s assets were located in the PRC.

The Company had 4 customers that individually comprised 54% and 72% of net revenue for the three months ended September 30, 2009 and the year ended June 30, 2009, respectively.

   For the three months ended September 30, 2009

Customers		Revenues			Accounts Receivable
Customer A		$1,177,031	25%		$242,252
Customer B		609,670	13%		78,966
Customer C		399,665	9%		825
Customer D		324,439	7%		60,350
	Total:	$2,510,805	54%	Total:	$382,393

For the year ended June 30, 2009
Customers		Revenues			Accounts Receivable
Customer A		$3,116,065	27%		$824,005
Customer B		2,360,222	21%		715,051
Customer C		1,562,463	14%		147,036
Customer D		1,198,702	10%		239,336
	Total:	$8,237,452	72%	Total:	$1,925,429

(b)   Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

11.    Short-term borrowing (Line of Credit)

On March 31, 2009, the company entered a loan agreement with Chinese Commercial Bank for $73,186 (500,000 RMB) (Maximum Line of Credit $292,869 (2,000,000 RMB). The loan has monthly interest rate of 6.885% and matures in six months. As of September 30, 2009, the outstanding amount of this loan is $292,869 (2,000,000 RMB).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to raise additional capital to finance our activities; the effectiveness, profitability, and the marketability of our products; the future trading of the common stock of MSAH; the ability of MSAH to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in its filings with the SEC, or otherwise.

DESCRIPTION OF BUSINESS

General

As used herein the terms "We", the "Company", "MSAH", the "Registrant," or the "Issuer" refers to Man Shing Agricultural Holdings, Inc., its subsidiaries and predecessors, unless indicated otherwise. We were incorporated on February 8, 2000 under the laws of the State of Nevada.  From the beginning of 2003 until December 31, 2007 we had no operations and no assets.  We were a dormant company with no revenues.  Subsequent to December 31, 2007, we began operating in the real estate industry and we were engaged in the business of buying, selling, renting, and improving real estate.

As of August 20, 2009, we entered into a Plan of Exchange (the “Agreement”) between and among us, Hero Capital Profits Limited, a company organized and existing under the laws of the British Virgin Islands (including its successors and assigns “HCP”), Weifang Xinsheng Food Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Xinsheng”), the shareholders of Xinsheng (the “Xinsheng Shareholders”) and our Majority Shareholder. Pursuant to the terms of the Agreement, we acquired one hundred percent (100%) of the issued and outstanding share capital of HCP from the HCP Shareholders in exchange for a new issuance 32,800,000 shares of common stock of MSAH and the simultaneous transfer of 3,535,000 shares of MSAH Preferred Stock to the HCP shareholders, held in the name of the Northeast Nominee Trust (Duane Bennett, President of MSAH as trustee), which gave the HCP shareholders an interest in MSAH representing 99.38% of the issued and outstanding shares. Upon completion of the exchange, HCP and Xinsheng became our wholly-owned subsidiaries. All of the conditions to closing have been met, and we, HCP, Xinsheng, the Xinsheng Shareholders and our Majority Shareholders declared the exchange transaction consummated on August 20, 2009. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

On August 13, 2009, we changed our name to Man Shing Agricultural Holdings, Inc. in anticipation of a possible share exchange and to more accurately reflect our business after a stock exchange transaction with HCP and Xinsheng. Since the reverse merger was consummated, we have continued operations of Xinsheng, a company which is principally engaged in the production and processing of fresh vegetables, including ginger, onion, garlic and leek. We strive to provide high quality products to our customers. We have 110,000 square meters of factor space and utilize 3.335 million square meters of farm land, which makes us one of the largest ginger farm lands in the region. We comply with ISO9002 and the HACCP food safety standards. All of our farm land has been certified by the Organic Crop Improvement Association and has met the Japan Agricultural Standards for production of organic foods. Our processing factory has also met the requirements of the British Retail Consortium Global Food Standards and TESCO, a UK supermarket, food safety standards. Under our close monitoring and supervision program, we believe we can ensure that all products produced are in compliance with food safety standards from around the world.

According to a statistical survey published by the United Nation Food and Agriculture Organization in June 2008, China produced around 285,000 tons of ginger in 2007 of which around 150,000 tons were exported.

For the three months ended September 30, 2009, we have produced 6,410 tons of ginger, which equals around 2% of total China production and 4% of total China exports (based on the 2007 numbers above).

Our Products

Fresh Vegetables
Ginger                           Burdock
Onion                            Leeks
Peeled Garlic

Frozen Vegetables
Peeled Ginger              Diced Garlic
Diced Ginger               Garlic Puree
Ginger Puree Cubes    Garlic Puree Cubes
Ginger Puree                Diced Onion
Ginger Slice                 Peeled Garlic

Our customers

After years of building up our reputation, we have earned trust from customers around the world. Our customers include one of the world’s largest chain supermarkets in Europe and a substantial ingredient producer in Japan. Our customers are based all over the world including the UK and North America.

The following table depicts our top five customers and their percentage of current sales for the first quarter ended September 30, 2009.

Top 5 customers for the first quarter ended September 30, 2009
(Total sales revenue for the three months ended September 30, 2009: US$4,621,526)

Customer	Revenues	%
1. Customer A	US$1,177,031	25%
2. Customer B	US$609,670	13%
3. Customer C	US$399,665	9%
4. Customer D	US$324,439	7%
5. Customer E	US$249,991	5%
Total	US$2,760,796	59%

Geographic Segmentation of our Customer base:

Market	% of revenue contribution
Japan	46%
UK	33%
Netherlands	11%
US	10%
Total	100%

Competitive Advantages

Our major competitive advantage is that we have over 3.335 million square meters of farmland with annual turnover of over USD11 million (RMB75 million). During the fiscal year ended June 30, 2009, we export 26,000 tons of ginger, around 17% of China’s total export share. For the three months ended September 30, 2009, we have produced 6,410 tons of ginger, which equals around 2% of total China production and 4% of total China export (based on the 2007 numbers). Other competitive advantages include:

·	Small local producers are unable to meet the strict export requirements but we can meet those requirements;
·	Overseas customers are willing to pay a high premium to obtain a safety assurance from us;

·	Relatively low labor cost in China as compared to other developing countries;
·	Our plant is situated in Weifang, a major farming region based in Shandong province, China;

·	Local governments have made inspections stricter and have recently rejected sub-standard exporters but we comply with the highest safety standards;
·	Local governments have tightened the export license renewal procedures on local producers;

·	The current market and stricter government regulation will allow responsible producers, like us to develop at a faster rate; and
·	The demand for China’s frozen vegetables remains strong, thus our products demand remains strong

Our social responsibility

As an agent of social and economic development, we realize the importance of sustaining village development. We hire and train the local workforce hoping to help raise the overall level of community prosperity.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	For the three months ended September 30,
	2009	2008
Sales:	$4,621,526	$1,293,299
Cost of Goods Sold:	$3,329,582	$1,037,505
Operating Expenses:	$130,022	$76,662
Income from Operations:	$1,161,922	$179,131
Other Income:	$(4,042)	$(7,550)
Income Taxes:	$0	$0
Net Income:	$1,157,880	$171,582
Other Comprehensive Income:	$1,959	$7,969
Total Comprehensive Income:	$1,159,839	$179,550

Revenues

We had net revenues of $4,621,526 and $1,293,299 for the three months periods ended September 30, 2009 and 2008, respectively. The sales revenues were due primarily to the sales of our frozen and fresh ginger and other agricultural products. The increase in revenues was due to our expanding business, our marketing strategy, our customer loyalty, and the quality of our product and service.

We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of our products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by us on raw materials and other materials included in the cost of producing their finished product.

Our sales arrangements are not subject to warranty. We did not record any product returns for the three months ended September 30, 2009 and 2008.

Cost of Sales

Cost of sales primarily includes cost of sales to harvest and maintain our ginger and other agricultural products. During the three months periods ended September 30, 2009, we had cost of sales of $3,329,582, or approximately72% of revenues, versus cost of sales of $1,037,505, or approximately 80% of revenues for the three months periods ended September 30, 2008. The cost of sales as a percentage of revenue decreased due the large increase in sales and the more efficient use of supplies.

Gross profit

We had gross profit of $1,291,944 for three months periods ended September 30, 2009, increased by $1,036,151 or 405%, compared to the gross profit of $255,793 for three months periods ended September 30, 2008. Gross profit margin improved by 8.2% from 19.8% for three months periods ended September 30, 2008 to 28.0% for three months periods ended September 30, 2009.

The increase in gross profit margin for our ginger and agricultural products during the periods under review was due primarily to the increase in our selling prices and the reduce in cost in terms of material costs and overheads, resulting from better utilization of our plantation and processing facilities due to economies of scale from higher output volume.

Expenses

Operating expenses for the three months periods ended September 30, 2009 were $130,022, compared to operating expenses of $76,662 for the three months periods ended September 30, 2008. The increase in operating expenses was due to the increase in the sales and marketing expenses by $14,996, plus the increase in general and administrative expenses by $38,364.

The increase in the sales and marketing expenses was due primarily to the increase of sales and marketing so as to enhance our position in both existing and new markets.

The increase in the general and administrative expenses was mainly due to the increase in payroll expenses.

Income/Losses

We had a net income of $1,157,880 and $171,582 for the three months periods ended September 30, 2009 and 2008, respectively. The net income in these periods was due primarily to sales of our fresh and froze ginger and other agricultural products. Our net income is a function of revenues, cost of sales and other expenses as described above. The increase in net income is attributable to our expanding business, our marketing strategy, our customer loyalty, and the quality of our product and service.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $224,328 and $49,054 for the three months ended September 30, 2009 and 2008, respectively. Negative cash flows from operations for the three months ended September 30, 2009 were due primarily to the increase in prepayment by $2,785,239, which was in connection with prepaid rent, supplies and other items used in growing and packaging of the ginger, the decrease in accounts payable by $65,339 and the decrease in received in advance by $100,488, partially offset by the net income of $1,157,880. Negative cash flows from operations for the three months ended September 30, 2008 were due primarily to the increase in accounts receivable and prepayment by $375,826 and $99,737, respectively, partially offset by the net income of $171,582 and decrease in other receivable by 120,305.

Cash flows used in investing activities were $834 for the three months ended September 30, 2009 due primarily to the purchase of property and equipment. We had no cash flows from investing activities during the three months ended September 30, 2008.

Cash flows provided by financing activities were $220,412 for the three months ended September 30, 2009, consisting of due to shareholders of $825 and proceeds from loan of $219,587. We had no cash flows from financing activities during the three months ended September 30, 2008.

Demand for the products and services will be dependent on, among other things, market acceptance of our products, fresh vegetables market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We engaged in the production and processing of fresh vegetables, including ginger, onion, garlic and leek. We strive to provide high quality products to our customers. We plan to strengthen our position in the existing and new markets. We also plan to expand our operations through aggressively marketing our products and our concept.

ITEM 3. QUANTITATIVE ANDQUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of Consolidated Financial Statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Consolidated Financial Statements.

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the fiscal year ended June 30, 2009, which was disclosed in the previously filed amendment to Current report on Form 8-K/A, dated September 11, 2009.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K filed in the first quarter of 2009

(1)
On August 21, 2009, we filed a current report in Form 8-K to announce a Plan of Exchange entered between and among us, Hero Capital Profits Limited, a company organized and existing under the laws of the British Virgin Islands (including its successors and assigns “HCP”), Weifang Xinsheng Food Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Xinsheng”), the shareholders of Xinsheng (the “Xinsheng Shareholders”) and our Majority Shareholder.

(2)	On September 11, 2009, we filed an amendment to current report in Form 8-K/A to amend the current report in Form 8-K filed on August 21, 2009.
Reports on Form 8-K filed subsequent to the first quarter of 2009

(1)	On November 3, 2009, we filed a current report in Form 8-K to announce change in our certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAN SHING AGRICULTURAL HOLDINGS, INC.

Date: November 10, 2009	By:	/s/ Eddie Cheung
Eddie Cheung Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002