Form 10-Q
period 2009-12-31
MAN SHING AGRICULTURAL HOLDINGS, INC
filed 2010-02-12
CIK 1430060

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

(852) 2850 6336
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

Large accelerated filer	
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of preferred stock outstanding as of February 1, 2010:        3,600,000
Number of shares of common stock outstanding as of February 1, 2010:       35,501,963

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

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2009	4

Unaudited Condensed Consolidated Statements of Operations - For the Three and Six Months Ended December 31, 2009 and 2008	5

Unaudited Condensed Consolidated Statements of Cash Flows - For the Six Months Ended December 31, 2009 and 2008	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
As of December 31, 2009 and June 30, 2009

ASSETS	31/Dec/2009	30/Jun/2009
CURRENT ASSETS
Cash and cash equivalents	$57,912	$86,408
Accounts receivable, trade	1,178,479	2,479,117
Inventory	6,694,394	730,066
Prepayment	259,058	1,437,450
Other receivable	79,981
TOTAL CURRENT ASSETS	$8,269,824	$4,733,041

FIXED ASSETS
Property, plant, and equipment	844,759	631,362
Accumulated depreciation	(122,023)	(89,706)
NET FIXED ASSETS	$722,736	$541,656

TOTAL ASSETS	$8,992,560	$5,274,697

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$292,903	$73,186
Notes payable	$450,000	$-
Accounts payable	1,260,745	346,482
Other payables and accrued liabilities	828,765	460,048
Due to shareholders'	100,309	100,304
Received in advance	60,877	128,355
Tax payable	52,757	57,272
TOTAL CURRENT LIABILITIES	$3,046,356	$1,165,647

TOTAL LIABILITIES	$3,046,356	$1,165,647

STOCKHOLDERS' EQUITY
Preferred stock	$3,600	$3,700
Common stock	34,503	$33,002
Additional paid-in capital	(343,102)	$(36,700)
Accumulated other comprehensive income(loss)	90,927	133,433
Statutory reserves	2,134,501	249,362
Accumulated earnings (deficit)	4,025,775	3,726,253
TOTAL STOCKHOLDERS' EQUITY	$5,946,204	$4,109,050

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,992,560	$5,274,697

Control	0	0

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months ended December 31, 2009 and 2008

	For the Three months Ended		For the Six months Ended
	31/Dec/2009	31/Dec/2008	31/Dec/2009	31/Dec/2008

Revenues
Sales	$5,168,941	$1,042,068	$9,790,467	$2,335,367
Cost of sales	3,425,589	678,679	6,755,171	1,716,184
Gross profits	1,743,352	363,389	3,035,296	619,182

Operating expenses
Selling and marketing	$383,180	$127,024	$463,303	$192,151
General and administrative	190,091	14,439	239,990	25,974
Total Operating Expenses	573,271	141,463	703,293	218,125

Income (Loss) from Operations	1,170,081	221,926	2,332,003	401,057

Other income (expenses)
Finance income (costs)	$(10,109)	$(7,705)	$(16,341)	$(15,255)
Non-operating income (expense)	2,047	-	4,237	-
Total other income (loss)	(8,062)	(7,705)	(12,104)	(15,255)

Income (loss) from Operations	1,162,019	214,221	2,319,899	385,803

Income taxes	-	46	-	46

Net Income (Loss)	1,162,019	214,175	2,319,899	385,757

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(43,319)	(2,724)	(41,360)	5,245

Comprehensive income (loss)	$1,118,700	$211,451	$2,278,539	$391,002

Earnings (loss) per share
Basic	34,124,185	33,001,963	20,150,852	33,001,963

Dilute	70,124,185	70,001,963	56,578,630	70,001,963

Weighted average number of shares outstanding
Basic	0.03	0.01	0.11	0.01

Dilute	0.02	**	0.04	0.01

** Less than $.01

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the Six Months ended December 31, 2009 and 2008

	31/Dec/2009	31/Dec/2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	2,319,579	385,757
Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
Depreciation	31,585	6,049
Stock-based compensation to service providers	125,000	-
Accounts receivable, trade	1,301,771	(359,739)
Prepayment	1,178,981	92,668
Inventory	(5,962,972)	(56,919)
Other receivable	(79,968)	33,538
Accounts payable	1,048,373	(20,410)
Tax payable	(4,545)	(3,759)
Other payable	70,859	52,922
Received in advance	(67,537)	185
NET CASH (USED IN) OPERATING ACTIVITIES	(38,875)	130,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(213,345)	(41,348)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(213,345)	(41,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to shareholders	$2,755	$-
Preceeds of loan	219,642	-
Notes payable	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	222,397	-

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	1,328	696

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,496)	89,639

CASH AND CASH EQUIVALENTS:
Beginning of period	86,408	136,270
End of period	$57,912	$225,909

Supplemental disclosure of cash flow information

Cash paid for:
Interest	5,813	5,761
Income taxes	-	-

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended June 30, 2009 thereto contained in the Current Report on Form 8-K filed on August 21, 2009, and its amendments.

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

On September 2, 2009, the Company changed its name to Man Shing Agricultural Holdings, Inc. to more accurately reflect the Company’s business after a stock exchange transaction with HCP and Xinsheng.

Additionally, on June 25, 2009, the Company’s board of directors authorized and approved a reverse stock split (the “Reverse Split”) of the Company’s common stock on the basis of one share for one hundred shares currently issued and outstanding. Accordingly, the number of issued and outstanding shares decreased from 20,196,200 shares to 201,962 shares. The Reverse Split was effective on September 2, 2009.

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

For the six months ended December 31, 2009, the Company has produced 27,224 tons of ginger, which equals around 9% of total China production and 18% of total China export (based on the 2007 numbers).

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

The following table depicts our top five customers and their percentage of current sales for the second quarter ended December 31, 2009.

Top 5 customers for the second quarter ended December 31, 2009
(Total sales revenue for the six months ended December 31, 2009: US$9,790,467)

Customer	Revenues	%
1. Customer A	US$2,570,806	26%
2. Customer B	US$1,184,876	12%
3. Customer C	US$916,542	9%
4. Customer D	US$693,178	7%
5. Customer E	US$555,743	6%
Total	US$5,921,145	60%

Geographic Segmentation of our Customer base:

Market	% of revenue contribution
Japan	48%
UK	35%
Netherlands	10%
US	7%
Total	100%

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(STATED IN US DOLLARS)

4.	RECENTLY ISSUED ACCOUNTING STANDARS

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

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $12,465 and $12,457 are required as of December 31, 2009, and June 30, 2009, respectively.

	December 31, 2009	June 30, 2009

Accounts receivable, gross	$1,190,944	$2,491,574

Less: allowance for doubtful accounts	(12,465)	(12,457)
Accounts receivable, net	$1,178,479	$2,479,117

6.	Inventories
	December 31, 2009	June 30, 2009

Inventories	$6,694,394	$730,066

For the six months ended December 31, 2009 and the year ended June 30, 2009, no provision for obsolete inventories was recorded by the Company.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(STATED IN US DOLLARS)

7.	Prepayments

The balances of $259,058 and $1,437,450 as of December 31, 2009 and June 30, 2009, respectively, represent prepaid rent, supplies and other items used in growing and packaging of the ginger.

8.	Short-term borrowing (Line of Credit)

On September 30, 2009, the company entered a loan agreement with Bank of Weifang for $292,903 (2,000,000 RMB). The loan has monthly interest rate of 6.885% and matures in six months. As of December 31, 2009, the outstanding amount of this loan is $292,903 (2,000,000 RMB).

9.	Notes payable

Effective September 9, 2009, the Company issued a secured note in the amount of $450,000 to a non-affiliate, which was secured by 2,250,000 shares of common stock of the Company. The note is interest-free and due on March 8, 2010.

10.	Amount due to shareholder

The amount is interest-free, unsecured and repayable when the Company is in a position to do so.

11.	Stockholders’ equity

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

Pursuant to a binding term sheet, dated November 26, 2009, the Company issued 1,500,000 shares of common stock on December 8, 2009 to an investor, of which 1,000,000 shares will be returned to the treasury in the event that no transaction closes for any reason but not on any parties’ faults.

12.	Stock-based compensation

On December 8, 2009, the Company issued 1,500,000 shares of the Company’s common stock to an investor for a contemplated investment, of which 1,000,000 shares will be returned to the treasury in the event that no transaction closes for any reason but not on any parties’ faults. The fair value of the irrevocable 500,000 shares was determined using the bid price of the Company’s common stock on the grant date, at a price of $0.25 per share. Accordingly, the Company calculated the stock-based compensation of $125,000 at its fair value.

13.	Concentration and risk

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

For the six months ended December 31, 2009 and the year ended June 30, 2009, 100% of the Company’s assets were located in the PRC

The Company had 4 customers that individually comprised 54% and 72% of net revenue for the six months ended December 31, 2009 and the year ended June 30, 2009, respectively.

   For the six months ended December 31, 2009
Customers		Revenues			Accounts Receivable
Customer A		$2,570,806	26%		$113,787
Customer B		1,184,876	12%		95,145
Customer C		916,542	9%		106,157
Customer D		693,178	7%		77,228

	Total:	$5,365,402	54%	Total:	$392,317

For the year ended June 30, 2009
Customers		Revenues			Accounts Receivable
Customer A		$3,116,065	27%		$824,005
Customer B		2,360,222	21%		715,051
Customer C		1,562,463	14%		147,036
Customer D		1,198,702	10%		239,336

	Total:	$8,237,452	72%	Total:	$1,925,429

(b)   Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

14.	Subsequent events

In January of 2010, the Company entered into two Securities Purchase Agreements with non-affiliated investors, pursuant to which the Investors agreed to purchase up to One Million Five Hundred Thousand Dollars ($1,500,000) of investment units (the “Units”), where each unit consists of a secured convertible redeemable debenture in the amount of $100,000, along with 80,000 shares of the Company’s Common Stock, and one right to buy an additional Unit for up to three years.  Fifteen Units were purchased on the date of the agreement for a total purchase price of One Million Five Hundred Thousand Dollars ($1,500,000).  The Debentures purchased by Investor shall have a maturity date of three (3) years from the Closing Date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPE RATION

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Unaudited Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to raise additional capital to finance our activities; the effectiveness, profitability, and the marketability of our products; the future trading of the common stock of MSAH; the ability of MSAH to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in its filings with the SEC, or otherwise.

DESCRIPTION OF BUSINESS

General

As used herein the terms "We", the "Company", "MSAH", the "Registrant," or the "Issuer" refers to Man Shing Agricultural Holdings, Inc., its subsidiaries and predecessors, unless indicated otherwise. We were incorporated on February 8, 2000 under the laws of the State of Nevada.  From the beginning of 2003 until December 31, 2007 we had no operations and no assets.  We were a dormant company with no revenues.  Subsequent to December 31, 2007, we began operating in the real estate industry and engaged in the business of buying, selling, renting, and improving real estate.

As of August 20, 2009, we entered into a Plan of Exchange (the “Agreement”) between and among us, Hero Capital Profits Limited, a company organized and existing under the laws of the British Virgin Islands (including its successors and assigns “HCP”), Weifang Xinsheng Food Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Xinsheng”), the shareholders of Xinsheng (the “Xinsheng Shareholders”) and our Majority Shareholder. Pursuant to the terms of the Agreement, we acquired one hundred percent (100%) of the issued and outstanding share capital of HCP from the HCP Shareholders in exchange for a new issuance 32,800,000 shares of common stock of MSAH and the simultaneous transfer of 3,535,000 shares of MSAH Preferred Stock to the HCP shareholders, held in the name of the Northeast Nominee Trust (Duane Bennett, President of MSAH as trustee), which gave the HCP shareholders an interest in MSAH representing 99.38% of the issued and outstanding shares. Upon completion of the exchange, HCP and Xinsheng became our wholly-owned subsidiaries. All of these conditions to closing have been met, and we, HCP, Xinsheng, the Xinsheng Shareholders and our Majority Shareholders declared the exchange transaction consummated on August 20, 2009. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

On September 2, 2009, we changed our name to Man Shing Agricultural Holdings, Inc. to more accurately reflect our business after a stock exchange transaction with HCP and Xinsheng. Since the reverse merger was consummated, we have continued operations of Xinsheng, a company which is principally engaged in the production and processing of fresh vegetables, including ginger, onion, garlic and leek. We strive to provide high quality products to our customers. We have 110,000 square meters of factor space and utilize 3.335 million square meters of farm land, which is one of the largest ginger farm lands in the region. We comply with the ISO9002 and the HACCP food safety standards. All of our farm land has been certified by the Organic Crop Improvement Association and has met the Japan Agricultural Standards for production of organic foods. Our processing factory has also met the requirement of the British Retail Consortium Global Food Standard and the TESCO, a UK supermarket, food safety standards. Under our close monitoring and supervision program, we believe we can ensure that all products produced are in compliance with food safety standards from around the world.

According to a statistical survey published by the United Nation Food and Agriculture Organization in June 2008, China produced around 285,000 tons of ginger in 2007 of which around 150,000 tons were exported.

For the six months ended December 31, 2009, the Company has produced 27,224 tons of ginger, which equals around 9% of total China production and 18% of total China export (based on the 2007 numbers).

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

The following table depicts our top five customers and their percentage of current sales for the second quarter ended December 31, 2009.

Top 5 customers for the second quarter ended December 31, 2009
(Total sales revenue for the six months ended December 31, 2009: US$9,790,467)

Customer	Revenues	%
1. Customer A	US$2,570,806	26%
2. Customer B	US$1,184,876	12%
3. Customer C	US$916,542	9%
4. Customer D	US$693,178	7%
5. Customer E	US$555,743	6%
Total	US$5,921,145	60%

Geographic Segmentation of our Customer base:

Market	% of revenue contribution
Japan	48%
UK	35%
Netherlands	10%
US	7%
Total	100%

Competitive Advantages

Our major competitive advantage is that we have over 3.335 million square meters of farmland with annual turnover of over USD11 million (RMB75 million). During the fiscal year ended June 30, 2009, we export 26,000 tons of ginger, around 17% of China’s total export share. For the six months ended December 31, 2009, the Company has produced 27,224 tons of ginger, which equals around 9% of total China production and 18% of total China export (based on the 2007 numbers). Other competitive advantages include:

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31,

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008
Sales:	$5,168,941	$1,042,068	$9,790,467	$2,335,367
Cost of Goods Sold:	3,425,589	678,679	6,755,171	1,716,184
Operating Expenses:	573,271	141,463	703,293	218,125
Income from Operations:	1,170,081	221,926	2,332,003	401,057
Other Income (Expenses):	(8,062)	(7,705)	(12,104)	(15,255)
Income Taxes:	-	46	-	46
Net Income:	1,162,019	214,175	2,319,899	385,757
Other Comprehensive Income (Loss):	(43,319)	(2,724)	(41,360)	5,245
Total Comprehensive Income:	$1,118,700	$211,451	$2,278,539	$391,002

Revenues

We had net revenues of $5,168,941 and $9,790,467 for the three and six months ended December 31, 2009, increased by $4,126,873 and $7,455,100 as compared to $1,042,068 and $2,335,367 of the same periods ended December 31, 2008, respectively. The sales revenues were due primarily to the sales of our frozen and fresh ginger and other agricultural products. The increase in revenues was due to our expanding business, our marketing strategy, our customer loyalty, and the quality of our product and service.

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

Our sales arrangements are not subject to warranty. We did not record any product returns for the three and six months ended December 31, 2009 and 2008.

Cost of Sales

Cost of sales primarily includes cost of sales to harvest and maintain our ginger and other agricultural products. During the three and six months ended December 31, 2009, we had cost of sales of $3,425,589 and $6,755,171, or approximately 66% and 69% of revenues respectively, versus cost of sales of $678,679 and $1,716,184, or approximately 65% and 73% of revenues of the same periods in 2008 respectively. The cost of sales as a percentage of revenue decreased due the large increase in sales and the more efficient use of supplies.

Gross profit

We had gross profit of $1,743,352 and $3,035,296 for three and six months ended December 31, 2009, respectively, increased by 380% or 390% as compared to the same periods ended December 31, 2008, respectively. Gross profit margin was 33.7% and 31% for the three and six months ended December 31, 2009, respectively, as compared to 34.9% and 26.5% for the same periods in 2008, respectively. Gross profit margin remained stable for the three-month periods ended December 31, 2009 and 2008, but improved by 4.5% for the six-month period ended December 31, 2009 as compared to the same period in 2008 respectively.

The increase in gross profit margin for our ginger and agricultural products during the three and six months ended December 31, 2009 was due primarily to the increase in our selling prices and the reduce in cost in terms of material costs and overheads, resulting from better utilization of our plantation and processing facilities due to economies of scale from higher output volume.

Expenses

Operating expenses for the three and six months ended December 31, 2009 were $573,271 and $703,293, respectively, compared to operating expenses of $141,463 and $218,125 for the same periods ended December 31, 2008, respectively. The increases in operating expenses during the three and six months ended December 31, 2009 were attributable to the increase in the sales and marketing expenses by $256,156 and $271,152, respectively, in connection with the expansion in both existing and new markets. We also had non-cash stock-based compensation of $125,000 during the three months ended December 31, 2009, as a result of the issuance of 500,000 shares of common stock for services. The shares were valued based on the bid price, or $.25 per share, on the date of the stock grant.

Income/Losses

We had a net income of $1,162,019 and $2,319,899 for the three and six months periods ended December 31, 2009, respectively, compared to $214,175 and $385,757 for the same periods ended December 31, 2008, respectively. Our net income is a function of revenues, cost of sales and other expenses as described above. The increase in net income in 2009 was due primarily to the increase in sales of our fresh and froze ginger and other agricultural products, as a result of our expanding business, our marketing strategy, our customer loyalty, and the quality of our product and service.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities during the six months ended December 31, 2009 were $38,875, compared to cash flows of 130,292 provided by operating activities during the six months ended December 31, 2008. Negative cash flows from operations for the six months ended December 31, 2009 were due primarily to the increase in inventory by $5,962,972, which was in connection with harvest of the ginger, the increase in other receivable by $79,968 and the decrease in received in advance by $67,537, partially offset by the net income of $2,319,579, the decrease in accounts receivable and prepayment by $1,301,771 and $1,178,981, respectively, and the increase in accounts payable by $1,048,373. Positive cash flows from operations for the six months ended December 31, 2008 were due to the net income of $385,757, the decrease in prepayment and other receivable by $92,668 and $33,538, respectively, the increase in other payable by $52,922, partially offset by the increase in account receivable by $359,739 and increase in inventory by $56,919.

Cash flows used in investing activities were $213,345 and $41,348 for the six months ended December 31, 2009 and 2008, respectively, due primarily to the purchase of property and equipment.

Cash flows provided by financing activities were $222,397 for the six months ended December 31, 2009, consisting of due to shareholders of $2,755 and proceeds from loan of $219,642. We had no cash flows from financing activities during the six months ended December 31, 2008.

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

ITEM 4. CONTROLS AND PROCEDURE S.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 8, 2009, we issued 1,500,000 shares of our common stock to BR Credit Corp. for a contemplated investment by BR Credit Corp., of which 1,000,000 shares will be returned to the treasury in the event that no transaction closes for any reason but not on any parties’ faults. The shares were issued with restrictive legend, pursuant to the Securities Act of 1933, as amended, and applicable state law.  Specifically, we relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In January of 2010, pursuant to the Securities Purchase Agreements, dated January 4, 2010 and January 14, 2010, the Company’s Board of Directors will issue total One Million Two Hundred Thousand (1,200,000) shares of the Company’s Common Stock to the Investors in consideration of total $1,500,000 of Units purchased.  The shares were issued with restrictive legend, pursuant to the Securities Act of 1933, as amended, and applicable state law.  Specifically, we relied on section 4(2) of the Securities Act of 1933.  We issued these shares based on the following facts:  (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were two offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing their shares, to the effect that they will not resell the stock unless the shares are registered or an exemption from registration is available; (4) the offerees were a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

ITEM 3.      DEFAULTS UPON SENIOR SEC URITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY H OLDERS

None.

ITEM 5.      OTHER INFOR MATION

On January 4, 2010, the Company entered into a Securities Purchase Agreement with China Angel Assets Management Limited (“China Angel”), pursuant to which, China Angel agreed to purchase up to One Million Dollars ($1,000,000) of investment units (the “Units”), where each unit consists of a secured convertible redeemable debenture in the amount of $100,000, along with 80,000 shares of the Company’s Common Stock, and one right to buy an additional Unit for up to three years.  One Million Dollars ($1,000,000) were funded on the date of the agreement for a total purchase price of One Million Dollars ($1,000,000).  The Debentures purchased by Investor shall have a maturity date of three (3) years from the Closing Date of January 4, 2010. The Securities Purchase Agreement is attached as Exhibit 10.1.

On January 4, 2010, the Company issued ten (10) Senior Secured Convertible Redeemable Debentures (the “Debenture” a specimen debenture is attached hereto as Exhibit 10.2) in the amount of $100,000 each to China Angel pursuant to exemptions from registration under the Securities Act of 1933, as amended and pursuant to Regulation D and Regulation S there under.  For value received, the Company shall pay to the order of China Angel by January 3, 2013 in lawful money of the United States of America and in immediately available funds the unpaid principal sum of One Hundred Thousand U.S. Dollars (US$100,000) together with interest on the unpaid principal of the Debenture at the rate of eight percent (8%) per annum (the “Interest Rate”) payable quarterly in cash, in arrears. Upon default, the Interest Rate shall be increased to a rate of sixteen percent (16%) per annum.

China Angel maintains the option to convert all or any part of the principal amount of the Debenture, plus accrued interest, into shares of Common Stock at a price per share equal to two dollars ($2.00).

Upon the occurrence of an Event of Default by the Company, China Angel has the option to elect that the interest due and payable be paid in cash or in the form of Common Stock.  If paid in the form of Common Stock, that number of shares of Common Stock with a value equal to the amount of interest due shall be issued.  The amount of stock to be issued will be calculated as follows:  the value of the stock shall be eighty-five percent (85%) of the lower of:  (i) the VWAP as quoted by Bloomberg L.P. on the date the interest payment is due; or (ii) if the interest payment is not made when due, the VWAP as quoted by Bloomberg L.P. on the date the interest payment is made.  No fractional shares will be issued; therefore, in the event that the value of the Common Stock per share does not equal the total interest due, the Company will pay the balance in cash.

The Debenture is secured by a pro rata portion of a majority position in the Company’s common stock owned by Mr. Shili Liu, the President of the Company, pursuant to a Pledge Agreement, dated January 4, 2010. Mr. Shili Liu has agreed to irrevocably pledge to China Angel Assets Management Limited, Six Million Two Hundred and Eighty Six Thousand Two Hundred and Fifty (6,286,250) shares of his own common stock and Eight Hundred and Thirty Nine Thousand Five Hundred and Sixty Two (839,562) shares of his own preferred stock (equivalent to 14,681,870 shares of common stock) as collateral for Securities Purchase Agreement and the Debentures. The Pledge Agreement is attached as Exhibit 10.3.

On January 4, 2010, the Company and China Angel Assets Management Limited entered into a Registration Rights Agreement, which was amended on February 3, 2010, pursuant to which, the Company shall prepare and file, no later than 120 days from February 3, 2010, a registration statement on Form S-1 under the 1933 Act for the registration for the resale by China Angel Assets Management Limited at least 5 times the number of shares which are anticipated to be issued upon conversion of the units. The Registration Rights Agreement and the addendum are attached as Exhibit 10.4 and Exhibit 10.5, respectively.

On January 4, 2010, the Company and China Angel Assets Management Limited entered into an Investor Rights Agreement. Pursuant to the Investor Rights Agreement, the Investor shall have the right to purchase an additional Unit consisting of one Debenture in the amount of $100,000 and 80,000 shares of the Company’s Common Stock for a period of three (3) years from January 4, 2010. The complete Investor Rights Agreement is attached as Exhibit 10.6.

On January 14, 2010, the Company entered into a Securities Purchase Agreement with Guang Dong Zhi Bo Investment Co., Ltd. (“Zhi Bo”), pursuant to which, Zhi Bo agreed to purchase up to Five Hundred Thousand Dollars ($500,000) of investment units (the “Units”), where each unit consists of a secured convertible redeemable debenture in the amount of $100,000, along with 80,000 shares of the Company’s Common Stock, and one right to buy an additional Unit for up to three years.  Five Units were purchased on the date of the agreement for a total purchase price of Five Hundred Thousand Dollars ($500,000).  The Debentures purchased by Investor shall have a maturity date of three (3) years from the Closing Date of January 18, 2010. The Securities Purchase Agreement is attached as Exhibit 10.7.

On January 14, 2010 the Company issued five (5) Secured Convertible Redeemable Debentures (the “Debenture” a specimen debenture is attached hereto as Exhibit 10.8) in the amount of $100,000 each to Zhi Bo pursuant to exemptions from registration under the Securities Act of 1933, as amended and pursuant to Regulation D and/or Regulation S there under.  For value received in exchange for each of the five (5) Debentures, the Company shall pay to the order of Zhi Bo by January 18, 2013 in lawful money of the United States of America and in immediately available funds the unpaid principal sum of One Hundred Thousand U.S. Dollars (US$100,000) together with interest on the unpaid principal of the Debenture at the rate of eight percent (8%) per annum payable quarterly in cash, in arrears. Upon default, the Interest Rate shall be increased to a rate of sixteen percent (16%) per annum.

Zhi Bo maintains the option to convert all or any part of the principal amount of the Debenture, plus accrued interest, into shares of Common Stock at a price per share equal to two dollars ($2.00).

Upon the occurrence of an Event of Default (as defined in Exhibit 10.7 attached hereto) by the Company, Zhi Bo has the option to elect that the interest due and payable be paid in cash or in the form of Common Stock.  If paid in the form of Common Stock, that number of shares of Common Stock with a value equal to the amount of interest due shall be issued.  The amount of stock to be issued will be calculated as follows:  the value of the stock shall be eighty-five percent (85%) of the lower of:  (i) the VWAP as quoted by Bloomberg L.P. on the date the interest payment is due; or (ii) if the interest payment is not made when due, the VWAP as quoted by Bloomberg L.P. on the date the interest payment is made.  No fractional shares will be issued; therefore, in the event that the value of the Common Stock per share does not equal the total interest due, the Company will pay the balance in cash.

The Debenture is secured by a pro rata portion of a majority position in the Company’s common stock owned by Mr. Shili Liu, the President of the Company, pursuant to a Pledge Agreement, dated January 14, 2010. Mr. Shili Liu has agreed to irrevocably pledge to Guang Dong Zhi Bo Investment Co., Ltd., Three Million One Hundred and Forty Three Thousand One Hundred and Twenty Five (3,143,125) shares of his own common stock and Four Hundred Nineteen Thousand and Seven Hundred and Eighty One (419,781) shares of his own preferred stock (equivalent to 7,340,935 shares of common stock) as collateral for the Units. The Pledge Agreement is attached as Exhibit 10.9.

On January 14, 2010, the Company and Guang Dong Zhi Bo Investment Co., Ltd. entered into a Registration Rights Agreement. Pursuant to the Registration Right Agreement, the Company shall prepare and file, no later than 30 days from January 14, 2010, a registration statement on Form S-1 under the 1933 Act for the registration for the resale by Guang Dong Zhi Bo Investment Co., Ltd. at least 5 times the number of shares which are anticipated to be issued upon conversion of the Debentures. The Registration Rights Agreement is attached as Exhibit 10.10.

On January 14, 2010, the Company and Guang Dong Zhi Bo Investment Co., Ltd. entered into an Investor Rights Agreement. Pursuant to the Investor Rights Agreement, the Investor shall have the right to purchase an additional Unit consisting of one Debenture in the amount of $100,000 and 80,000 shares of the Company’s Common Stock for a period of three (3) years from January 14, 2010.  The complete Investor Rights Agreement is attached as Exhibit 10.11.

ITEM 6.	EXHIBITS

10.1	Securities Purchase Agreement, dated as of January 4, 2010, by and among Man Shing Agricultural Holdings, Inc. and China Angel Assets Management Limited *

10.2	Senior Secured Convertible Redeemable Debenture, dated as of January 4, 2010, by and among Man Shing Agricultural Holdings, Inc. and China Angel Assets Management Limited *

10.3	Pledge Agreement between Man Shing Agricultural Holdings, Inc. and China Angel Assets Management Limited and Greentree Financial Group, Inc. *

10.4	Registration Right Agreement dated as of January 4, 2010, by and among Man Shing Agricultural Holdings, Inc. and China Angel Assets Management Limited *

10.5	Addendum to the Registration Right Agreement dated as of January 4, 2010, by and among Man Shing Agricultural Holdings, Inc. and China Angel Assets Management Limited

10.6	Investor Right Agreement dated as of January 4, 2010, by and among Man Shing Agricultural Holdings, Inc. and China Angel Asset Management Limited *

10.7	Securities Purchase Agreement, dated as of January 14, 2010, by and among Man Shing Agricultural Holdings, Inc. and Guang Dong Zhi Bo Investment Co., Ltd. **

10.8	Secured Convertible Redeemable Debenture, dated as of January 18, 2010, by and among Man Shing Agricultural Holdings, Inc. and Guang Dong Zhi Bo Investment Co., Ltd. **

10.9	Pledge Agreement, dated as of January 14, 2010, by and among Man Shing Agricultural Holdings, Inc., Guang Dong Zhi Bo Investment Co., Ltd. and Greentree Financial Group, Inc. **

10.10	Registration Right Agreement dated as of January 14, 2010, by and among Man Shing Agricultural Holdings, Inc. and Guang Dong Zhi Bo Investment Co., Ltd. **

10.11	Investor Rights Agreement dated as of January 14, 2010, by and among Man Shing Agricultural Holdings, Inc. and Guang Dong Zhi Bo Investment Co., Ltd. **

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*              Previously filed with an amendment to current report in Form 8-K/A, dated January 12, 2010
**              Previously filed with a current report in Form 8-K, dated January 20, 2010

Reports on Form 8-K filed in the second quarter of 2009

(1)	On November 3, 2009, we filed a current report in Form 8-K to announce change in our certifying accountant.

Reports on Form 8-K filed subsequent to the second quarter of 2009

(1)
On January 7, 2010, we filed a current report in Form 8-K to announce that we entered a Securities Purchase Agreement regarding the purchase up to One Million Dollars ($1,000,000) of investment units (the “Units”), where each unit consists of a secured convertible redeemable debenture in the amount of $100,000, along with 80,000 shares of the Company’s Common Stock, and one right to buy an additional Unit for up to three years.

(2)	On January 12, 2010, we filed an amendment to current report in Form 8-K/A to amend the current report in Form 8-K filed on January 7, 2010.

(3)
On January 20, 2010, we filed a current report in Form 8-K to announce that we entered a Securities Purchase Agreement regarding the purchase up to Five Hundred Thousand Dollars ($500,000) of investment units (the “Units”), where each unit consists of a secured convertible redeemable debenture in the amount of $100,000, along with 80,000 shares of the Company’s Common Stock, and one right to buy an additional Unit for up to three years.

SIG NATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAN SHING AGRICULTURAL HOLDINGS, INC.

Date: February 12, 2010	By:	/s/ Eddie Cheung
Eddie Cheung CEO

INDEX TO E XHIBITS

Exhibit No.	Description

10.5	Addendum to Registration Rights Agreement

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002