Form 10-Q
period 2010-03-31
MAN SHING AGRICULTURAL HOLDINGS, INC
filed 2010-05-11
CIK 1430060

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

(852) 2850 6336
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of preferred stock outstanding as of April 30, 2010:        3,600,000
Number of shares of common stock outstanding as of April 30, 2010:       37,251,958

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

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2010 and June 30, 2009	4

Unaudited Condensed Consolidated Statements of Operations - For the Three and Nine Months Ended March 31, 2010 and 2009	5

Unaudited Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended March 31, 2010 and 2009	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Unaudited Balance Sheet
As of March 31, 2010 and June 30, 2009

ASSETS	31/Mar/2010	30/Jun/2009
CURRENT ASSETS
Cash and cash equivalents	$82,347	$86,408
Accounts receivable, trade	1,609,977	2,479,117
Inventory	6,233,901	730,066
Prepayment	3,046,779	1,437,450
Other receivable	80,170
TOTAL CURRENT ASSETS	$11,053,175	$4,733,041

FIXED ASSETS
Property, plant, and equipment	861,370	631,362
Accumulated depreciation	(141,546)	(89,706)
NET FIXED ASSETS	$719,824	$541,656

TOTAL ASSETS	$11,772,999	$5,274,697

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$352,314	$73,186
Note payable	1,818,375
Accounts payable	257,750	346,482
Other payables and accrued liabilities	720,397	460,048
Due to shareholders	100,988	100,304
Received in advance	356,023	128,355
Tax payable	212,054	57,272
TOTAL CURRENT LIABILITIES	$3,817,901	$1,165,647

TOTAL LIABILITIES	$3,817,901	$1,165,647

STOCKHOLDERS' EQUITY
Preferred stock	$3,600	$3,700
Common stock	36,252	33,002
Additional paid-in capital	(207,352)	(36,700)
Accumulated other comprehensive income(loss)	113,702	133,433
Statutory reserves	2,134,501	249,362
Accumulated earnings (deficit)	5,874,395	3,726,253
TOTAL STOCKHOLDERS' EQUITY	$7,955,098	$4,109,050

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,772,999	$5,274,697

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Unaudited Consolidation Statement of Operations
For the Three and Nine Months ended March 31, 2010 and 2009

	For the Three months Ended		For the Nine months Ended
	31/Mar/2010	31/Mar/2009	31/Mar/2010	31/Mar/2009

Revenues
Sales	$5,283,909	$4,202,565	$15,074,376	$6,537,932
Cost of sales	3,118,228	2,937,173	9,873,399	4,653,357
Gross profits	2,165,681	1,265,392	5,200,977	1,884,574

Operating expenses
Selling and marketing	$353,446	$126,316	$816,749	$318,467
General and administrative	85,562	28,157	305,552	54,131
Total Operating Expenses	439,009	154,472	1,122,302	372,597

Income (Loss) from Operations	1,726,673	1,110,920	4,078,676	1,511,977

Other income (expenses)
Finance income (costs)	$(11,302)	$(7,318)	$(27,643)	$(22,572)
Non-operating income (expense)	-	-	4,237	-
Total other income (loss)	(11,302)	(7,318)	(23,406)	(22,572)

Income (loss) from Operations	1,715,371	1,103,602	4,055,270	1,489,404

Income taxes	-	-	-	46

Net Income (Loss)	1,715,371	1,103,602	4,055,270	1,489,358

Other comprehensive income (loss)
Foreign currency translation gain (loss)	21,629	6,052	(19,731)	11,297

Comprehensive income (loss)	$1,737,000	$1,109,654	$4,035,539	$1,500,655

Weighted average number of shares outstanding
Basic	36,068,625	33,001,963	25,456,776	33,001,963

Dilute	72,068,625	70,001,963	61,741,962	70,001,963

Earnings (loss) per share
Basic	0.05	0.03	0.16	0.05

Dilute	0.02	0.02	0.07	0.02

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Unaudited ConsolidationStatements of Cash Flows
For the Three and Nine Months ended March 31, 2010 and 2009

	For the Nine months Ended
	31/Mar/2010	31/Mar/2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	4,055,270	1,489,358
Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
Depreciation	51,840	12,802
Accounts receivable, trade	869,140	(1,130,461)
Stock-based compensation to service providers	(189,491)	-
Prepayment	(1,609,329)	(764,213)
Inventory	(5,503,835)	533,933
Other receivable	(80,170)	33,476
Accounts payable	(88,732)	65,040
Tax payable	154,782	91,246
Other payable	260,349	195,766
Received in advance	227,668	(38,285)
NET CASH (USED IN) OPERATING ACTIVITIES	(1,852,509)	488,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(230,008)	(41,666)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(230,008)	(41,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) of due to shareholders	$684
Proceeds from short-term loan	279,128	(146,269)
Proceeds from Notes payable	1,818,375	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,098,187	(146,269)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(19,731)	(232)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,061)	300,496

CASH AND CASH EQUIVALENTS:
Beginning of period	86,408	136,270
End of period	$82,347	$436,767

Supplemental disclosure of cash flow information

Cash paid for:
Interest	$13,461	$16,416
Income taxes	-	$46

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

The following table depicts our top five customers and their percentage of current sales for the nine months ended March 31, 2010.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(STATED IN US DOLLARS)

Top 5 customers for the nine months ended March 31, 2010
(Total sales revenue for the nine months ended March 31, 2010: US$15,074,376)

Customer	Revenues	%
1. Customer A	US$2,744,860	18.20%
2. Customer B	US$1,278,950	8.50%
3. Customer C	US$1,178,396	7.80%
4. Customer D	US$ 901,949	6.00%
5. Customer E	US$ 765,097	5.10%
Total	US$6,869,251	45.60%

Geographic Segmentation of our Customer base:

Market	% of revenue contribution
Japan	41%
UK	38%
Netherlands	11%
US	10%
Total	100%

4.	RECENTLY ISSUED ACCOUNTING STANDARS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Fair Value Measurements and Disclosures
(Accounting Standards Update (“ASU”) 2010-06)

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operation.

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended March 31, 2010.

As a result of the Company’s implementation of the Codification during the nine months ended March 31, 2010, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(STATED IN US DOLLARS)

5.	Accounts receivable, net

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $12,494 and $12,457 are required as of March 31, 2010 and June 30, 2009, respectively.

	March 31, 2010	June 30, 2009

Accounts receivable, gross	$1,622,471	$2,491,574

Less: allowance for doubtful accounts	(12,494)	(12,457)
Accounts receivable, net	$1,609,977	$2,479,117

6.	Inventories
	March 31, 2010	June 30, 2009

Inventories	$6,233,901	$730,066

For the nine months ended March 31, 2010 and the year ended June 30, 2009, no provision for obsolete inventories was recorded by the Company.

7.	Prepayments

The balances of $3,046,779 and $1,437,450 as of March 31, 2010 and June 30, 2009, respectively, represent prepaid consulting fees, prepaid rent, supplies and other items used in growing and packaging of the ginger.

8.	Short-term borrowing (Line of Credit)

On March 14, 2010, the company entered a loan agreement with Bank of Weifang for $352,314 (2,400,000 RMB). The loan has monthly interest rate of 7.08% and matures in twelve months. As of March 31, 2010, the outstanding amount of this loan is $352,314 (2,400,000 RMB).

9.	Notes payable

Effective September 9, 2009, the Company issued a secured note in the amount of $450,000 (the “Secured Note”) to a non-affiliate, which was secured by 2,250,000 shares of common stock of the Company. The Secured note is interest-free and due on September 8, 2010. As of March 31, 2010, the balance of the Secured Note was $318,375.

On January 4, 2010, the Company issued a secured convertible redeemable debenture (“Debenture I”) in the amount of $1,000,000, along with 800,000 shares of the Company’s common stock, to a non-affiliate investor, which was secured by 6,286,250 shares of the Company’s common stock and 839,562 shares of the Company’s preferred stock (equivalent to 14,681,870 shares of common stock), representing a pro rata portion of a majority position in the Company’s common stock owned by Mr. Shili Liu, the President of the Company.

Debenture I bears annual interest rate of 8% payable quarterly in cash, and a default interest rate of 16% per annum. All or any part of the principal amount of Debenture I, plus accrued interest, could be converted into shares of the Company’s common stock at a price per share equal to two dollars ($2.00), at the option of the holder.

On January 14, 2010, the Company issued a secured convertible redeemable debenture (“Debenture II”) in the amount of $500,000, along with 400,000 shares of the Company’s common stock, to a non-affiliate investor, which was secured by 3,143,125 shares of the Company’s common stock and 419,781 shares of the Company’s preferred stock (equivalent to 7,340,935 shares of common stock), representing a pro rata portion of a majority position in the Company’s common stock owned by Mr. Shili Liu, the President of the Company.

Debenture II bears annual interest rate of 8% payable quarterly in cash, and a default interest rate of 16% per annum. All or any part of the principal amount of Debenture II, plus accrued interest, could be converted into shares of the Company’s common stock at a price per share equal to two dollars ($2.00), at the option of the holder.

10.	Amount due to director

The amount is interest-free, unsecured and repayable when the Company is in a position to do so.

11.	Stockholders’ equity

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

Pursuant to a binding term sheet, dated November 26, 2009, the Company issued 500,000 shares of common stock on December 8, 2009 to an investor.

Pursuant to the two Securities Purchase Agreements, dated January 4, 2010 and January 14, 2010, respectively, the Company issued total 1,200,000 shares of common stock to the non-affiliated investors.

During the third quarter of 2010, the Company issued 549,995 shares of the Company’s common stock to a consultant for the services rendered. The fair value of the 549,995 shares was determined using the bid price of the Company’s common stock on the grant date, at a price of $0.25 per share. Accordingly, the Company calculated the stock-based compensation of $137,499 at its fair value.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(STATED IN US DOLLARS)

12.	Stock-based compensation

During the third quarter of 2010, the Company issued 549,995 shares of the Company’s common stock to a consultant for the services rendered. The fair value of the 549,995 shares was determined using the bid price of the Company’s common stock on the grant date, at a price of $0.25 per share. Accordingly, the Company calculated the stock-based compensation of $137,499 at its fair value.

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

For the nine months ended March 31, 2010 and the year ended June 30, 2009, 100% of the Company’s assets were located in the PRC

The Company had 4 customers that individually comprised 41% and 72% of net revenue for the nine months ended March 31, 2010 and the year ended June 30, 2009, respectively.

   For the nine months ended March 31, 2010
Customers		Revenues			Accounts Receivable
Customer A		$2,744,860	18%		$92,726
Customer B		1,278,950	9%		199,596
Customer C		1,178,396	8%		54,808
Customer D		901,949	6%		74,397

	Total:	$6,104,155	41%	Total:	$421,527

For the year ended June 30, 2009
Customers		Revenues			Accounts Receivable
Customer A		$3,116,065	27%		$824,005
Customer B		2,360,222	21%		715,051
Customer C		1,562,463	14%		147,036
Customer D		1,198,702	10%		239,336

	Total:	$8,237,452	72%	Total:	$1,925,429

(b)   Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

14.	Subsequent events

We evaluated subsequent events through the date and time our financial statements were issued on May 10, 2010. There are no subsequent events through May 10, 2010.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPE RATION

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Unaudited Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to raise additional capital to finance our activities; the effectiveness, profitability, and the marketability of our products; the future trading of the common stock of MSAH; the ability of MSAH to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in its filings with the Securities and Exchange Commission (“SEC”), or otherwise.

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

As of August 20, 2009, we entered into a Plan of Exchange (the “Agreement”) between and among us, Hero Capital Profits Limited, a company organized and existing under the laws of the British Virgin Islands (including its successors and assigns “HCP”), Weifang Xinsheng Food Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Xinsheng”), the shareholders of Xinsheng (the “Xinsheng Shareholders”) and our majority shareholder. Pursuant to the terms of the Agreement, we acquired one hundred percent (100%) of the issued and outstanding share capital of HCP from the shareholders of HCP (the “HCP Shareholders”) in exchange for a new issuance 32,800,000 shares of common stock of MSAH and the simultaneous transfer of 3,535,000 shares of MSAH Preferred Stock to the HCP shareholders, held in the name of the Northeast Nominee Trust (Duane Bennett, President of MSAH as trustee), which gave the HCP Shareholders an interest in MSAH representing 99.38% of the issued and outstanding shares. Upon completion of the exchange, HCP and Xinsheng became our wholly owned subsidiaries. All of these conditions to closing have been met, and we, HCP, Xinsheng, the Xinsheng Shareholders and our majority shareholders declared the exchange transaction consummated on August 20, 2009. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

On September 2, 2009, we changed our name to Man Shing Agricultural Holdings, Inc. to more accurately reflect our business after a stock exchange transaction with HCP and Xinsheng. Since the reverse merger was consummated, we have continued operations of Xinsheng, a company which is principally engaged in the production and processing of fresh vegetables, including ginger, onion, garlic and leeks. We strive to provide high quality products to our customers. As of March 31, 2010, we have 110,000 square meters of factory space and utilize 4.85 million square meters of farm land, which is one of the largest ginger farm lands in the region. We comply with the ISO9002 and the HACCP food safety standards. All of our farm land has been certified by the Organic Crop Improvement Association and has met the Japan Agricultural Standards for production of organic foods. Our processing factory has also met the requirements of the British Retail Consortium Global Food Standard and the TESCO, a UK supermarket, food safety standards. Under our close monitoring and supervision program, we believe we can ensure that all products produced are in compliance with food safety standards from around the world.

Our Products

Fresh Vegetables
•	Ginger
•	Burdock
•	Onion
•	Peeled Garlic
•	Leeks

Frozen Vegetables
•	Peeled Ginger
•	Diced Ginger
•	Ginger Puree Cubes
•	Ginger Puree
•	Ginger Slice
•	Diced Garlic
•	Garlic Puree
•	Garlic Puree Cubes
•	Diced Onion
•	Peeled Garlic

Our customers

Our customers include one of the world’s largest chain supermarkets in Europe and a substantial ingredient producer in Japan. Our customers are based all over the world including the UK and North America.

The following table depicts our top five customers and their percentage of current sales for the third quarter ended March 31, 2010.

Top 5 Customers for the nine months ended March 31, 2010
(Total sales revenue for the nine months ended March 31, 2010: US$15,074276)

Customer	Revenues	%
1. Customer A	US$2,744,860	18.20%
2. Customer B	US$1,278,950	8.50%
3. Customer C	US$1,178,396	7.80%
4. Customer D	US$ 901,949	6.00%
5. Customer E	US$ 765,097	5.10%
Total:	US$6,869,251	45.60%

Geographic Segmentation of our Customer Base:

Market	% of revenue contribution
Japan	41%
UK	38%
Netherlands	11%
US	10%
Total	100%

Competitive Advantages

Our major competitive advantage is that, as of March 31, 2010, we have over 4.85 million square meters of farmland with turnover for the nine months ended March 31, 2010 of $15 million. Our competitive advantages include:

•	We are able to comply with certain strict export requirements that small local producers are unable to meet.

•	Overseas customers are willing to pay a high premium to obtain a safety assurance from us.

•	Labor costs are relatively low in China as compared to other developing countries.

•	Our plant is situated in Weifang, a major farming region based in Shandong province, China.

•	Local governments have made inspections stricter and have recently rejected sub-standard exporters but we comply with the highest safety standards.

•	Local governments have tightened the export license renewal procedures on local producers.

•	The current market and stricter government regulation will allow responsible producers, like us, to develop at a faster rate.

•	The demand for China’s frozen vegetables remains strong, thus our products demand remains strong.

Our social responsibility

As an agent of social and economic development, we realize the importance of sustaining village development. We hire and train the local workforce hoping to help raise the overall level of community prosperity.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2009

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009
Sales:	$5,283,909	$4,202,565	$15,074,376	$6,537,932
Cost of Goods Sold:	3,118,228	2,937,173	9,873,399	4,653,357
Operating Expenses:	439,009	154,472	1,122,302	372,597
Income from Operations:	1,726,673	1,110,920	4,078,676	1,511,977
Other Income (Expenses):	(11,302)	(7,318)	(23,406)	(22,572)
Income Taxes:	-	-	-	(46)
Net Income:	1,715,371	1,103,602	4,055,270	1,489,358
Other Comprehensive Income (Loss):	21,629	6,052	(19,731)	11,297
Total Comprehensive Income:	$1,737,000	$1,109,654	$4,035,539	$1,500,655

Revenues

We had net revenues of $5,283,909 and $15,074,376 for the three and nine months ended March 31, 2010, increased by $26% and $131% as compared to $4,202,565 and $6,537,972 of the same periods ended March 31, 2009, respectively. The sales revenues were due primarily to the sales of our frozen and fresh ginger and other agricultural products. The increase in revenues were contributed by increase in demand and selling price of our products which was due to our expanding business, our marketing strategy, our customer loyalty, and the quality of our products and services.

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

Our sales arrangements are not subject to warranty. We did not record any product returns for the three and nine months ended March 31, 2010 and 2009.

Cost of Sales

Cost of sales primarily includes cost of sales to planting and harvest and maintain our ginger and other agricultural products. During the three and nine months ended March 31, 2010, we had cost of sales of $3,118,228 and $9,873,399, or approximately 59% and 65% of revenues respectively, versus cost of sales of $2,937,173 and $4,653,257, or approximately 70% and 71% of revenues of the same periods in 2009 respectively. The cost of sales as a percentage of revenue decreased due the large increase in sales and the more efficient use of supplies.

Gross profit

We had gross profit of $2,165,681 and $5,200,977 for three and nine months ended March 31, 2010, respectively, increased by 71% or 176% as compared to the same periods ended March 31, 2009, respectively. Gross profit margin was 41% and 35% for the three and nine months ended March 31, 2010, respectively, as compared to 30% and 29% for the same periods in 2009, respectively. Gross profit margin increased by 11% and 6% for the three-month and nine-month period ended March 31, 2010 as compared to the same period in 2009.

The increase in gross profit margin for our ginger and agricultural products during the three and nine months ended March 31, 2010 was due primarily to the increase in our selling prices and the reduction in material costs and overheads, resulting from better utilization of our plantation and processing facilities due to economies of scale from higher output volume.

Expenses

Operating expenses for the three and nine months ended March 31, 2010 were $438,009 and $1,122,302, respectively, compared to operating expenses of $154,472 and $372,597 for the same periods ended March 31, 2009, respectively. The increases in operating expenses during the three and nine months ended March 31, 2010 were mainly attributable to the increase in the sales and marketing expenses by $227,131 and $498,283, respectively, in connection with the expansion in both existing and new markets.

Income/Losses

We had a net income of $1,715,371 and $4,055,270 for the three and nine months periods ended March 31, 2010, respectively, compared to $1,103,602 and $1,489,358 for the same periods ended March 31, 2009, respectively. Our net income is a function of revenues, cost of sales and other expenses as described above. The increase in net income in 2010 was due primarily to the increase in sales of our fresh and frozen ginger and other agricultural products, as a result of our expanding business, our marketing strategy, our customer loyalty, and the quality of our product and service.

Impact of Inflation

We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities during the nine months ended March 31, 2010 were $1,852,509, compared to cash flows of $488,664 provided by operating activities during the nine months ended March 31, 2009. Negative cash flows from operations for the nine months ended March 31, 2010 were due primarily to the increase in inventory by $5,503,835, which was in connection with planting of the ginger, the increase in other receivables by $353,567 and the increase in prepayment by $1,335,932, partially offset by the net income of $4,055,270, the decrease in accounts receivable by $869,140. Positive cash flows from operations for the nine months ended March 31, 2009 were due to the net income of $1,489,358, the decrease in inventory by $533,933 and the increase in other payable by $195,766, partially offset by the increase in account receivable by $1,130,461 and the increase in prepayment by $764,213.

Cash flows used in investing activities were $230,008 and $41,666 for the nine months ended March 31, 2010 and 2009, respectively, due primarily to the purchase of property and equipment.

Cash flows provided by financing activities were $2,098,187 for the nine months ended March 31, 2010, consisting of issuance of a secured note in the amount of $450,000 and a secured convertible redeemable debenture in the amount of $1,500,000 and proceeds from a loan of $279,128. We had no cash flows from financing activities during the nine months ended March 31, 2009.

Demand for the products and services will be dependent on, among other things, market acceptance of our products, the fresh vegetables market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We engaged in the production and processing of fresh vegetables, including ginger, onion, garlic and leek. We strive to provide high quality products to our customers. We plan to strengthen our position in the existing and new markets. We also plan to expand our operations through aggressively marketing our products and our brand.

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURE S

Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report.

Changes in Internal Controls Over Financial Reporting

Our Chief Executive Officer (who is also our principal executive officer) and Chief Financial Officer (who is also our principal financial officer) (collectively, the “Certifying Officers”) concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the fiscal year ended June 30, 2009, which was disclosed in the previously filed amendment to Current report on Form 8-K/A, dated September 11, 2009.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the two Securities Purchase Agreements, dated January 4, 2010 and January 14, 2010, respectively, the Company issued total 1,200,000 shares of common stock to the non-affiliated investors.

During the third quarter of 2010, the Company issued 549,995 shares of the Company’s common stock to a consultant for services rendered. The fair value of the 549,995 shares was determined using the bid price of the Company’s common stock on the grant date, at a price of $0.25 per share. Accordingly, the Company calculated the stock-based compensation of $137,499 at its fair value.

ITEM 3.      DEFAULTS UPON SENIOR SEC URITIES

Not Applicable

ITEM 4.      REMOVED AND RESERVED

Not Applicable

ITEM 5.      OTHER INFOR MATION

Not Applicable

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K filed in the third quarter of 2009

1.
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

2.	On January 12, 2010, we filed an amendment to current report in Form 8-K/A to amend the current report in Form 8-K filed on January 7, 2010.

3.
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

4.	On February 11, 2010, we filed a current report in Form 8-K to announce an Addendum to Registration Rights Agreement, pursuant to which the deadline of Form S-1 filing was extended.

Reports on Form 8-K filed subsequent to the third quarter of 2009

5.
On April 16, 2010, we filed a current report in Form 8-K to announce an Addendum to Series 2009 Secured Note Due March 8, 2010 dated September 9, 2009 (the “Secured Note”), pursuant to which the due date of the Secured Notes was extended, and any default arising out of any failure by the Company to make payments of interest, principal or other amounts on or prior to the originally scheduled Maturity Date of the Note was waived.

6.	On May 3, 2010, we filed a current report in Form 8-K to announce an Addendum to Registration Rights Agreement, pursuant to which the deadline of Form S-1 filing was extended.

SIG NATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAN SHING AGRICULTURAL HOLDINGS, INC.

Date: May 11, 2010	By:	/s/ Eddie Cheung
Eddie Cheung Chief Executive Officer

INDEX TO E XHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002