Form 10-K
period 2010-06-30
MAN SHING AGRICULTURAL HOLDINGS, INC
filed 2010-09-28
CIK 1430060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 000-53146

MAN SHING AGRICULTURAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0660577
(State or other jurisdiction of
incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 1005, 10/F, Tower B
Hunghom Commercial Centre
37 Ma Tau Wai Road, Hunghom
Kowloon, Hong Kong	NA
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (86) 536-4644888

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2009 was $30,995,874.

The number of shares outstanding of the registrant’s common stock as of September 27, 2010 was 38,026,958.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the filing date to conform these statements to actual results, unless required by law.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

PART I

ITEM 1.	BUSINESS

In this annual report on Form 10-K:

• “We,” “us” and “our” refer to the combined business of Man Shing Agricultural Holdings Inc., Hero Capital Profits Limited and their direct Chinese operating subsidiaries.

• “Man Shing” or the “Company” refer to Man Shing Agricultural Holdings, Inc., a Nevada corporation (formerly known as Montgomery Real Estate Service, Inc.).

• “Hero” refers to Hero Capital Profits Limited, a British Virgin Islands company that is wholly-owned by Man Shing.

• “Xinsheng” refers to Weifang Xinsheng Food Co., Ltd., a wholly owned subsidiary of Hero and an indirect wholly owned subsidiary of Man Shing.

• “RMB” refers to Renminbi, the legal currency of China.

• “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

• “China” and “PRC” refer to the People’s Republic of China.

Company History and Background

Man Shing was incorporated on February 8, 2000 under the laws of the State of Nevada.  From the beginning of 2003 until December 31, 2007, we had no operations and no assets.  We were a dormant company with no revenues.  Subsequent to December 31, 2007, we began operating in the real estate industry and engaging in the business of buying, selling, renting, and improving real estate. During 2008 and before the reverse merger in 2009, we engaged in buying and selling real estate and managing new rental property.  Since the reverse merger was consummated on August 20, 2009, we have continued operations of Xinsheng, a company which is principally engaged in the production and processing of fresh vegetables, including mainly ginger and others such as onion and garlic. As of June 30, 2010, we have leased 5.3 million square meters of farm land, which is one of the largest ginger farm lands in the region. We strive to provide high quality products to our customers. Under our close monitoring and supervision program, we believe we can ensure that all products produced are in compliance with food safety standards from around the world.

The Business Combination

On August 20, 2009, we entered into a Plan of Exchange (the “Plan of Exchange”) with Hero, pursuant to which we acquired 100% of the issued and outstanding share capital of Hero in exchange for the issuance of 32,800,000 shares of  our common stock, par value $0.001 (“Common Stock”) and the transfer of 3,535,000 shares of our preferred stock (“Preferred Stock”) by Northeast Nominee Trust (Duane Bennett, trustee) to the former shareholders of Hero. Xinsheng, a company  organized and existing under the laws of the PRC, is a wholly owned subsidiary of Hero, and, as a result of the transactions contemplated by the Plan of Exchange, a wholly owned indirect subsidiary of the Company.

Hero was incorporated in the British Virgin Islands under the BVI Business Companies Act on March 26, 2002. Xinsheng is a wholly owned foreign enterprise established in 1998. It is located in Linghe Town, Anqiu City, Shandong Province, PRC.

On August 28, 2009, we entered into an Agreement (the “Torres Agreement”) with Pablo Torres (“Torres”). Pursuant to the terms of the Torres Agreement, Torres acquired 100% of our total assets of $304,210 prior to the consummation of the transactions contemplated by the Plan of Exchange in exchange for assumption of liabilities of $258,745.

On September 2, 2009, we changed our name to Man Shing Agricultural Holdings, Inc. to more accurately reflect the our business after the consummation of the transactions contemplated by the Plan of Exchange.

Subsequent to the consummation of the transactions contemplated by the Plan of Exchange, we were no longer engaged in the business of buying and selling real estate.

Organizational Structure

The following chart reflects our organizational structure as of June 30, 2010:

Business Overview

Through its operating subsidiary, Xinsheng, the Company’s principal business is the production and processing of fresh vegetables, including mainly ginger, and others such as onion and, garlic. Xinsheng leases 5.3 million square meters of farm land for the planting and growing of ginger in Anqiu of Shandong Province in China. The Company produces high quality ginger with a focus on customers located in countries such as Japan and European Union, which have high food safety standards.  The Company’s processing factory has also met the requirements of the British Retail Consortium Global Food Standard. As a result of our close monitoring and supervision program, we believe we can ensure that all products produced are in compliance with food safety standards from around the world.

Our Products

Fresh Vegetables
Ginger

Frozen Vegetables
Peeled Ginger	Diced Garlic
Diced Ginger	Garlic Puree
Ginger Puree Cubes	Garlic Puree Cubes
Ginger Puree	Diced Onion
Strawberry	Peeled Garlic

We produced 11 products in the year ended June 30, 2010. Ginger is the largest product that we produce and accounted for approximately 90% of our production in the year ended June 30, 2010.

Competitive Advantages

Our primary competitive advantage is that we have over 5.3 million square meters of farm land with annual turnover of over USD22 million. Other competitive advantages include:

•	We are able to meet strict export requirements that small local producers are unable to meet;
•	Overseas customers are willing to pay a high premium to obtain a safety assurance from us;
•	China has relatively low labor costs as compared to other developing countries;
•	We are situated in Anqiu Weifang, a major farming region based in Shandong province in China;
•	Local governments have made inspections stricter and have recently rejected sub-standard exporters, but we comply with the highest safety standards;
•	Local governments have tightened the export license renewal procedures on local producers;
•	Since we are able to comply with stricter regulations currently imposed by the current market and the government, we believe that we will develop at a faster rate; and
•	The demand for China’s frozen vegetables remains strong.

Growth Strategy

To satisfy growing demand, we plan to expand farmland from the existing 5.3 million square meters to over 7 million square meters over the next few years.

We aim to be one of the largest exporters of fresh and frozen vegetables in China and our goal is to capture more of China’s export market share in high quality fresh and frozen vegetables over the next few years. Our short-term strategy is to increase production capacity to satisfy our customers’ demand. Our long-term strategy is to make efficient use of China’s resources of low-cost labor and operating costs to increase our market share.

Intellectual Property

As of June 30, 2010, the Company had no patents, copyrights, or registered trademarks.

Customers

Our customers include distributors who sell to one of the world’s largest chain supermarkets in Europe and a substantial ingredient producer in Japan. Our customers are based mainly in Japan, the United Kingdom and the Netherlands.

The following table sets forth the geographic segmentation of our customer base by designation of delivery:

Market	% of revenue contribution
Japan	43%
UK	35%
Netherlands	15%
Others	7%
Total	100%

Regulation

There are no specific laws or regulations governing our industry.

Employees

The following table sets forth the number and department of our employees as of June 30, 2010:

Xinsheng

Department	Number of Employees Within Department

Finance	4

Administration	8

Sales	6

Production	43

Farmland	5

Total	66

As of June 30, 2010, neither Man Shing nor Hero had any employees other than executive officers.

Distribution Methods

The Company sells and distributes its products directly to all of its customers.

Raw Materials

The Company purchases ginger seeds from individual farmers. The Company is not reliant on any particular suppliers and does not enter into contracts with its suppliers.

Research and Development

The Company has not had research and development costs during the last two fiscal years.

ITEM 1A.	RISK FACTORS

This information has been omitted based on our status as a smaller reporting company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Under the current laws of the PRC, land is owned by the state, and parcels of land in rural areas, known as collective land, is owned by rural collective economic organizations. “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights grant the holder the right to use the land for a specified long-term period.

As of June 30, 2010, Xinsheng operated in a 110,000 square meters factory and leased 5.3 million square meters of farm land. The factory and farm land are located in Linghe Town, Anqiu City, Shandong Province, PRC.

ITEM 3.	LEGAL PROCEEDINGS

There are currently no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company or any of its subsidiaries is a party or of which any of the property of the Company or any of its subsidiaries is subject. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	RESERVED FOR FUTURE USE BY THE SECURITIES AND EXCHANGE COMMISSION

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been traded on the OTC Bulletin Board under the trading symbol “MSAH” since August 13, 2009. The closing price of our Common Stock on June 30, 2010 was $0.50 per share.

The table below sets forth, for the calendar quarters indicated, the high and low bid prices for the Common Stock. The OTC Bulletin Board quotations reflect inter-dealer prices, without retail markup, mark-down or commission, and may not represent actual transactions.

	Ordinary shares
	High	Low

Quarterly Highs and Lows
Fiscal Year 2008-2009
First Quarter (July-September)	NA	NA
Second Quarter (October-December)	NA	NA
Third Quarter (January-March)	NA	NA
Fourth Quarter (April-June)	NA	NA
Fiscal Year 2009-2010
First Quarter (July-September)	$4.00	$1.01
Second Quarter (October-December)	$4.00	$2.50
Third Quarter (January-March)	$2.95	$0.99
Fourth Quarter (April-June)	$1.75	$0.41
Fiscal Year 2010-2011
First Quarter (July-September)*	$0.51	$0.09

*Through September 24, 2010.

At September 27, 2010, there were 38,026,958 shares of Common Stock outstanding held by approximately 176 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

The Company does not anticipate paying cash dividends in the foreseeable future.  The future payment of dividends is directly dependent upon future earnings, financial requirements and other factors to be determined by the board of directors of  the Company (the “Board”).  The Company anticipates any earnings that may be generated from operations will be used to finance growth and that cash dividends will not be paid to shareholders.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company’s equity compensation plans in effect as of June 30, 2010:

Equity Compensation Plan Information

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	0	NA	1,990,000

Total	0	NA	1,990,000

On November 4, 2008, the Board approved the 2008 Non-Qualified Stock Compensation Plan, which authorized the issuance of up to 2,000,000 shares of Common Stock to certain employees, officers, directors and consultants of the Company. On November 4, 2008, the Company issued 5,000 shares of Common Stock to Duane Bennett pursuant to the plan.

ITEM 6.	SELECTED FINANCIAL DATA

This information has been omitted due to our status as a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the fiscal years ended June 30, 2010 and 2009 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the sections titled “Cautionary Notice Regarding Forward-Looking Statements” and “Business” in this annual report. We may use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

RESULTS OF OPERATIONS

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009:
	June 30, 2010	June 30, 2009
Sales:	$22,425,534	$11,404,328
Cost of Goods Sold:	$14,018,540	$7,998,951
Operating Expenses:	$3,093,149	$701,356
Income from Operations:	$5,313,845	$2,704,022
Other Income (loss):	$(69,352)	$40,478
Income Taxes:	$0	$0
Net Income:	$5,244,493	$2,744,500
Other Comprehensive Income:	$55,753	$5,941
Total Comprehensive Income:	$5,300,246	$2,750,441

Results of Operations for the years ended June 30, 2010 and 2009

Revenues (for the years ended June 30, 2010 and 2009)

Net revenues were $22,425,534 and $11,404,328 for the years ended June 30, 2010 and 2009, respectively. The sales revenues were due primarily to the sales of our frozen and fresh vegetables. The increase in revenues was due to our expanding business, our marketing strategy, our customer loyalty, and the quality of our product and service.

Cost of Sales (for the years ended June 30, 2010 and 2009)

Cost of sales primarily includes cost of planting, harvesting and maintaining our vegetables. During the year ended June 30, 2010, we had cost of revenues of $14,018,540, or approximately 62.5% of revenues, versus cost of revenues of $7,998,951, or approximately 70.13%, of revenues for the year ended June 30, 2009. The cost of sales as a percentage of revenue decreased due to more efficient use of supplies.

Expenses (for the years ended June 30, 2010 and 2009)

Operating expenses for the year ended June 30, 2010 were $3,093,149 compared to operating expenses of $701,356 for the year ended June 30, 2009. The increase in operating expenses was due to the increase in the sales and marketing expenses of $1,046,245 in connection mainly with the expansion in both existing and new markets, and the increase in general and administrative expenses of $1,345,548 in connection mainly with the stock based compensation for services provided by consultants.

Income Taxes (for the years ended June 30, 2010 and 2009)

We had income tax expenses of $0 and $0 for the years ended June 30, 2010 and 2009, respectively.

Income/Losses (for the years ended June 30, 2010 and 2009)

We had a net income of $5,244,493 and $2,744,500 for the years ended June 30, 2010 and 2009, respectively. The net income in these periods was due primarily to sales of our fresh and frozen vegetables. Our net income is a function of revenues, cost of sales and other expenses as described above. The increase in net income is attributable to our expanding business, our marketing strategy, our customer loyalty, and the quality of our products and services.

Impact of Inflation

We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in our cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

As of June 30, 2010 and 2009, cash and cash equivalents totaled $378,929 and $86,408, respectively.

The working capital for the years ended June 30, 2010 and 2009 amounted to $10,277,907 and $3,567,393, respectively. Net cash used in and provided by operating activities for the years ended June 30, 2010 and 2009 amounted to $(1,346,654) and $481,862, respectively. Negative cash flows from operations for the year ended June 30, 2010 were due primarily to the increase in inventory by $4,199,720 and prepayment by $4,022,647, which was in connection with planting of the ginger, partially offset by the net income of $5,244,493. Net cash used in investing activities for the years ended June 30, 2010 and 2009 amounted to $(356,102) and $(386,139), respectively, due primarily to the purchase of equipment. Net cash provided by financing activities for the years ended June 30, 2010 and 2009 amounted to $1,996,369 and $(146,053), respectively. Positive cash flows from financing for the year ended June 30, 2010 were due primarily to the issuance of a secured note in the amount of $450,000 and a secured convertible redeemable debenture in the amount of $1,500,000 and proceeds from a loan of $352,086.

Overall, we have funded all of our cash needs and no significant amount of our trade payables has been unpaid within the stated trade term. We are not subject to any unsatisfied judgments, liens or settlement obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7.A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information has been omitted due to our status as a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9.A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of June 30, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that as of the end of the period covered by this report, our internal controls over financial reporting were effective.

Attestation Report of the Registered Public Accounting Firm

Man Shing is not required to provide an attestation report of its registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) during the fourth quarter of the year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9.B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

A list of the officers and directors of the Company appears below. Members of the Board will be elected annually by the holders of the Company’s Common Stock.

Name	Age	Title

Liu Shi Li	42	President and Chairman

Eddie Cheung	40	Chief Executive Officer and Director

Kenny Chow	41	Chief Financial Officer and Director

Mr. Peter Cho	34	Independent Director

Mr. Yang Ji	34	Independent Director

Below is the five year employment history of each director and officer listed above.

Mr. Liu Shi Li has served as president and Chairman of the Company since August 31, 2009. Mr. Li has over 18 years of experience in the agricultural industry. He began his career with Rulin Enterprises located in Shandong province as deputy general manger in 1992. Mr. Liu became a Chairman of Weifang Xinsheng Food Co., Ltd in 1998. We appointed Mr. Li to serve as a member of our board of directors due to his solid experience in the agricultural industry.

Mr. Eddie Cheung has served as Chief Executive Officer and as a director of the Company since August 31, 2009. Mr. Cheung has over 14 years of experience in corporate finance and private equity investments. He began his career with PricewaterhouseCoopers Hong Kong in 1995 before he set-up his own consulting business to provide due diligence, investment and IPO advisory services for Chinese enterprises. Mr. Cheung has gained extensive business experience in various industries during his career as business consultant, including agricultural, pharmaceutical, coal mining and textile industry, especially in the PRC. Mr. Cheung became Chief Executive Officer of Weifang Xinsheng Food Co., Ltd in 2008. Mr. Cheung graduated in 1994 from Cardiff Business School, University of Wales in the United Kingdom with a degree in Accounting. We appointed Mr. Cheung to serve as a member of our board of directors due to his experience in corporate finance and knowledge in various industries including agriculture.

Mr. Kenny Chow has served as Chief Financial Officer and as a director of the Company since August 31, 2009. Mr. Chow has over 15 years of experience in finance and accounting, working both for PricewaterhouseCoopers and various public companies listed on the Hong Kong Stock Exchange. He began his career with PricewaterhouseCoopers Hong Kong, which his responsibilities included taxation and auditing services. Mr. Chow became Chief Financial Officer of Weifang Xinsheng Food Co., Ltd in 2009. Mr. Chow obtained his Master of Corporate Governance degree from The Hong Kong Polytechnic University. Mr. Chow obtained his Bachelor of Commerce Degree from The Australian National University in Australia. We appointed Mr. Chow to serve as a member of our board of directors due to his extensive experience in finance and accounting.

Mr. Peter Cho Chun Wai has served as a director of the Company since August 31, 2009. Mr. Cho has been working in the accounting and finance field for various companies for more than ten years. Mr. Cho is currently working for a Hong Kong listed company as the Finance Manager and an Independent Non-Executive Director of another Hong Kong listed company. Mr. Cho obtained his Master Degree of Corporate Finance and Bachelors Degree in Accounting from The Hong Kong Polytechnic University. He is a qualified accountant and a fellow member of the Hong Kong Institute of Certified Public Accountants (HKICPA). He is also a part-time tutor at Hong Kong Open University and a workshop facilitator and marketer of the “Qualification Program” which is held by HKICPA. We appointed Mr. Cho to serve as a member of our board of directors due to his academic background and experience as independent director of listed company in Hong Kong.

Mr. Yang Ji has served as a director of the Company since August 31, 2009. Mr. Yang is a Certified Information System Auditor (“CISA”) and a member of the Institute of Internal Auditors (“IIA”). Mr. Yang obtained his bachelors degree in Accounting, Finance and Economics from the University of Essex in the United Kingdom. Mr. Yang has over 10 years of professional experience gained from providing financial and operational advisory services for the top 10 international accounting firms. Mr. Yang’s experience includes Merger & Acquisition advisory to industries covering Trading, Chemical, Manufacturing, Pharmaceutical and Internet Services. He has also provided risk management, internal control, operational and cost control advisories to companies listed in the US, Europe, Korea, Singapore, China and Hong Kong. We appointed Mr. Yang to serve as a member of our board of directors due to his solid experience in internal controls and cost control.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Our officers serve at the discretion of the Board.

Family Relationships

There are no family relationships among any of the Company’s officers or directors.

Involvement in Certain Legal Proceedings

None of the following events have occurred during the past ten years and are material to an evaluation of the ability or integrity of any director or officer of the Company:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or

c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or

b.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended June 30, 2010, except that Mr. Peter Cho and Mr. Yang Ji did not timely file Form 3s upon their appointment as directors.  Both Mr. Peter Cho and Mr. Yang Ji do not hold any shares of the Company.

Code of Ethics

On August 31, 2009, the Company adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The Company hereby undertakes to provide to any person without charge, upon request, a copy of such Code of Ethics. Requests should be made in writing to Man Shing Agricultural Holdings, Inc.; Attention: Eddie Cheung; Unit 1005, 10/F, Tower B; Hunghom Commercial Centre; 37 Ma Tau Wai Road, Hunghom; Kowloon, Hong Kong.

Corporate Governance

Audit Committee. The Company does not have a separately-designated audit committee or a committee performing similar functions. The Company intends to establish an audit committee of the Board, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to Board the engagement of independent auditors to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Board, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee Interlocks and Insider Participation. The Company does not have a compensation committee. During the fiscal year ended June 30, 2010, no officers or employees, or former officers, of the Company participated in deliberations of the Board concerning executive officer compensation. No officer or director of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

The Company intends to establish a compensation committee. The compensation committee would review and approve the Company’s salary and benefits policies, including compensation of executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s Chief Executive Officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Liu Shi Li President and Chairman	2009/10	46,000	-	-	-	-	-	-	46,000
Eddie Cheung CEO and Director (Principal Executive Officer)	2009/10	175,000	-	-	-	-	-	-	175,000
Kenny Chow CFO and Director	2009/10	110,000	-	-	-	-	-	-	110,000
Peter Cho Independent Director	2009/10	15,000	-	-	-	-	-	-	15,000
Yang Ji Independent Director	2009/10	15,000	-	-	-	-	-	-	15,000
Duane Bennett Former President & Director	2009/10 2008/09	- -	- -	- 92,000	- -	- -	- -	- -	- 92,000

No unexercised options were held by the Company’s executive officers as of the year ended June 30, 2010.

Option Grants in Last Fiscal Year

There were no options granted to any of the Company’s named executive officers during the year ended June 30, 2010.

During the year ended June 30, 2010, none of the Company’s named executive officers exercised any stock options.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Employment Agreements

The Company has not entered into any employment agreements with any of its officers, directors, or employees.

Equity Compensation Plan Information

On November 4, 2008, the Board approved the 2008 Non-Qualified Stock Compensation Plan, which authorized the issuance of up to 2,000,000 shares of Common Stock to certain employees, officers, directors and consultants of the Company. On November 4, 2008, the Company issued 5,000 shares of Common Stock to Duane Bennett, our former president and director pursuant to the plan.

Directors’ and Officers’ Liability Insurance

The Company currently does not have insurance insuring directors and officers against liability; however, the Company is in the process of investigating the availability of such insurance.

Director Compensation

The Board may authorize and establish reasonable compensation of the directors for services to the Company, including, but not limited to, attendance at any annual or special meeting of the Board.

Other than as described under “Equity Compensation Plan Information,” and “Summary Compensation Table,” the Company provided no compensation to its directors during the fiscal year ended June 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following tables sets forth as of September 20, 2010 the number of shares of our Common Stock and Preferred Stock, respectively, beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Common Stock or Preferred Stock; (ii) each director; (iii) each officer; and (iv) all directors and executive officers as a group. As of September 20, 2010, 38,026,958 shares of Common Stock and 3,535,000 shares of Preferred Stock were issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

All share ownership figures relating to the Common Stock include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of September 20, 2010 which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each person below is c/o Man Shing Agricultural Holdings, Inc., Unit 1005, 10/F, Tower B; Hunghom Commercial Centre; 37 Ma Tau Wai Road, Hunghom; Kowloon, Hong Kong.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Class	Preferred Stock Beneficially Owned	Percent of Class
Liu Shi Li	25,145,000	66.12%	3,358,250	95%
Eddie Cheung	825,000	2.17%	88,375	2.5%
Kenny Chow	825,000	2.17%	88,375	2.5%
Peter Cho	-	-	-	-
Yang Ji	-	-	-	-
All officers and directors as a group (5 individuals)	26,795,000	70.46%	3,535,000	100%

Changes in Control

On August 20, 2009, the Company acquired all of the outstanding securities of Hero, resulting in Hero becoming a wholly owned subsidiary of the Company, in exchange for 32,800,000 shares of Common Stock and the transfer of 3,535,000 shares of Preferred Stock to the prior shareholders of Hero, as a result of which there was a change in control in the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to the terms of the Plan of Exchange, certain transactions have been negotiated which provided substantial consideration and monetary gain to Duane Bennett and/or the Northeast Nominee Trust to which Duane Bennett is the sole trustee.  We have a policy in place whereby we require the Board’s approval for material related party transactions. Mr. Bennett, as sole director prior to the transaction, had the power to approve all material related party transactions, including transactions in which he is a party.  However, as trustee for the Company’s majority shareholder, the Northeast Nominee Trust, Mr. Bennett had a fiduciary duty to act in the best interests of the Northeast Nominee Trust beneficiaries, his children.  We believe that all of our related party transactions were done on terms that would have been similar if we conducted them with unrelated third parties.

Pursuant to the terms of the Plan of Exchange, the Company acquired one hundred percent (100%) of the issued and outstanding share capital of Hero in exchange for 32,800,000 shares of Common Stock and the simultaneous transfer of 3,535,000 shares of Preferred Stock held in the name of the Northeast Nominee Trust to the former Hero shareholders.

On March 6, 2009, we issued 230,000 shares of Common Stock to Duane Bennett for his services to the Company as President.  These shares were valued at $4 as of the date of issuance, yielding an aggregate expense of $92,000. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended.

On March 6, 2009, we issued 150,000 shares of Common Stock to Northeast Nominee Trust (Duane Bennett, trustee) for his services to the Company as President.  These shares were valued at $4 as of the date of issuance, yielding an aggregate expense of $60,000. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended.

On September 9, 2009, Hero issued a promissory note (the “Note”), which Note is guaranteed by the Company, pursuant to which Hero agreed to pay to Precursor Management Inc. (Precursor”) the sum of Four Hundred and Fifty Thousand and 00/100 Dollars ($450,000), secured by a pledge of 2,250,000 shares of Common Stock owned by Eddie Cheung for the benefit of Mr. Liu Shi Li, our President and Chairman. Simultaneous to the execution of the Note, the Company executed a written guaranty (the “Guaranty”) which guarantees payment of the $450,000 pursuant to the Note.  In the event that Hero defaults on its obligations under the Note, the Company will be legally obligated to assume payments thereunder.  In addition, Precursor will have the right to foreclose on the shares of Common Stock pledged as security for the Note.  This financing arrangement was negotiated as a condition to and in order to secure payment under the Plan of Exchange.

On January 4, 2010, pursuant to the terms of a Securities Purchase Agreement (the “China Angel Securities Purchase Agreement”) by and among the Company and China Angel Assets Management Limited (“China Angel”), the Company issued a secured convertible redeemable debenture (the “Debenture”) in the amount of $1,000,000, along with 800,000 shares of Common Stock, to China Angel. The Company’s obligations under the China Angel Securities Purchase Agreement were secured by 6,286,250 shares of Common Stock and 839,562 shares of preferred stock owned by Shi Li Liu, the Company’s President and Chairman.

On January 14, 2010, pursuant to the terms of a Securities Purchase Agreement (the “ZhiBo Securities Purchase Agreement”) by and among the Company and Guang Dong ZhiBo Investment Co., Ltd. (“ZhiBo”), the Company issued a secured convertible redeemable debenture (the “Debenture”) in the amount of $500,000, along with 400,000 shares of Common Stock, to ZhiBo. The Company’s obligations under the ZhiBo Securities Purchase Agreement were secured by 3,143,125 shares of Common Stock and 419,781 shares of preferred stock owned by Shi Li Liu, the Company’s President and Chairman.

Director Independence

On August 21, 2009, the Board appointed Peter Cho and Yang Ji to serve as independent directors effective August 31, 2009.  The Board determined that each of Messrs. Cho and Ji were independent as defined by Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and Section 10A(3) of the Securities Exchange Act of 1934, as amended.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 29, 2009, the Board appointed Lake & Associates CPAs as independent auditors to review the Company’s financial statements for the three fiscal quarters ended June 30, 2010. Prior to October 29, 2009, Traci J. Anderson, CPA had served as our independent auditor since 2008.

The following table represents the approximate aggregate fees for services rendered by Lake & Associates CPAs and Traci J. Anderson, CPA for years ended June 30, 2010, and June 30, 2009:

	June 30, 2010	June 30, 2009

Audit Fees – Lake & Associates CPAs	$77,000	$95,000

Audit-Related Fees	$-	$-

Tax Fees	$-	$-

All Other Fees	$-	$-

Total Fees	$77,000	$95,000

Audit Fees

Lake & Associates CPAs audit fees for 2010 and 2009 consist of the audit of the Company for the year ended June 30, 2010 and fees for the reviews of three interim financial statements.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Pre-Approval of Services

The Company does not rely on pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(3)	The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

(b)	The exhibits listed on the Exhibit Index are filed as part of this report.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN SHING AGRICULTURAL HOLDINGS, INC.

Dated: September 24, 2010	By:	/s/ Eddie Cheung
	Name:	Eddie Cheung
	Title:	Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 24, 2010	By:	/s/ Liu Shi Li
	Name:	Liu Shi Li
	Title:	President and Chairman

/s/ Eddie Cheung
	Name:	Eddie Cheung
	Title:	Chief Executive Officer and Director (principal executive officer)

Dated: September 24, 2010	By:	/s/ Kenny Chow
	Name:	Kenny Chow
	Title:	Chief Financial Officer and Director (principal accounting and financial officer)

Dated: September 24, 2010	By:	/s/ Peter Cho
	Name:	Peter Cho
	Title:	Director

Dated: September 24, 2010	By:	/s/ Yang Ji
	Name:	Yang Ji
	Title:	Director

EXHIBIT INDEX
3.1	Articles of Incorporation of Man Shing Agricultural Holdings, Inc., as amended(1)
3.2	Bylaws of Man Shing Agricultural Holdings, Inc.(1)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Preferred Stock Certificate
4.3	Secured Convertible Redeemable Debenture issued by the Company to China Angel Assets Management Limited (4)
4.4	Secured Convertible Redeemable Debenture issued by the Company to Guang Dong ZhiBo Investment Co., Ltd.(5)
4.5	Addendum to Series 2009 Secured Note due September 8, 2010, dated as of September 8, 2010(9)
10.1	Plan of Exchange between the Company and Hero Capital Profits Limited(2)
10.2	Factory Building Lease Agreement(2)
10.3	Farmland Undertaking Agreement(2)
10.4	Chinese Entrustment Agreement for Nominee Interest in HCP(3)
10.5	Written Guaranty by the Company to Precursor Management, Inc.(3)
10.6	Agreement between Man Shing Agricultural Holdings, Inc. and Pablo Torres(3)
10.7	Securities Purchase Agreement between the Company and China Angel Assets Management Limited(4)
10.8	Pledge Agreement by and among Shili Liu, China Angel Assets Management Limited, and Greentree Financial Group, Inc.(4)
10.9	Registration Rights Agreement by and among the Company and China Angel Assets Management Limited(4)
10.10	Amendment to Registration Rights Agreement by and among the Company and China Angel Assets Management Limited(6)
10.11	Investor Rights Agreement by and among the Company and China Angel Assets Management Limited(4)
10.12	Securities Purchase Agreement between the Company and Guang Dong ZhiBo Investment Co., Ltd.(5)
10.13	Pledge Agreement by and among Shili Liu, Guang Dong ZhiBo Investment Co., Ltd., and Greentree Financial Group, Inc.(5)
10.14	Registration Rights Agreement by and among the Company and Guang Dong ZhiBo Investment Co., Ltd.(5)
10.15	Amendment to Registration Rights Agreement by and among the Company and Guang Dong ZhiBo Investment Co., Ltd.(7)
10.16	Investor Rights Agreement by and among the Company and Guang Dong ZhiBo Investment Co., Ltd.(5)
10.17	2008 Non-Qualified Stock Compensation Plan(8)
10.18	Addendum between and among the Company and the investors named therein dated September 13, 2010(10)
10.19	Securities Purchase Agreement between and among the Company and the investors named therein dated as of September 13, 2010(10)
21.1	List of Subsidiaries
23.1	Consent of Lake & Associates CPAs
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1) Incorporated by reference to the Form 10 filed by the Company on March 27, 2008.
(2) Incorporated by reference to the Current Report on Form 8-K filed by the Company on August 21, 2009.
(3) Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 11, 2009.
(4) Incorporated by reference to the Current Report on Form 8-K filed by the Company on January 12, 2010.
(5) Incorporated by reference to the Current Report on Form 8-K filed by the Company on January 20, 2010.
(6) Incorporated by reference to the Current Report on Form 8-K filed by the Company on February 11, 2010.
(7) Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 5, 2010.
(8) Incorporated by reference to the Registration Statement on Form S-8 filed by the Company on November 4, 2008.
(9) Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 14, 2010.
(10) Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 13, 2010.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM	F-1

AUDITED CONSOLIDATED BALANCE SHEET	F-2

AUDITED CONSOLIDATED STATEMENT OF OPERATIONS	F-3

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4

AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-5

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Man Shing Agriculture Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Man Shing Agriculture Holdings, Inc. and Subsidiaries (the “Company”) as of June 30, 2010 and 2009, and related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Man Shing Agriculture Holdings, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/Lake & Associates CPA’s LLC
Lake & Associates CPA’s LLC

Schaumburg, Illinois

September 21, 2010

1905 Wright Boulevard
Schaumburg, IL 60193

Phone: 847-524-0800
Fax: 847-524-1655

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Audited Consolidated Balance Sheet
As of June 30, 2010 and 2009*

	June 30, 2010	June 30, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$378,929	$86,408
Accounts receivable, trade	2,249,998	2,479,117
Inventory	4,938,043	730,065
Prepayment	5,469,226	1,437,450
Other receivable	747	-
TOTAL CURRENT ASSETS	$13,036,943	$4,733,040

FIXED ASSETS
Property, plant, and equipment	908,105	631,362
Accumulated depreciation	(182,665)	(89,706)
Construction in progress	124,697	-
NET FIXED ASSETS	$850,137	$541,656

TOTAL ASSETS	$13,887,080	$5,274,696

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$352,087	$73,186
Note payable	318,375	-
Accounts payable	597,791	212,088
Other payables and accrued liabilities	1,047,529	594,443
Due to directors	-	100,304
Received in advance	314,916	128,355
Tax payable	128,338	57,272
TOTAL CURRENT LIABILITIES	$2,759,036	$1,165,648

LONG-TERM LIABILITIES
Convertible Note	$1,500,000	$-

TOTAL LIABILITIES	$4,259,036	$1,165,648

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par, 25,000,000 shares authorized,
3,535,000 and 3,700,000 shares issued and outstanding at June 30, 2010
and 2009, respectively	3,535	3,700
Common stock, $.001 par, 175,000,000 shares authorized,
38,026,958 and 33,001,962 shares issued and outstanding
at June 30, 2010 and 2009, respectively	38,027	33,003
Additional paid-in capital	177,187	(36,702)
Accumulated other comprehensive income(loss)	189,186	133,433
Statutory reserves	2,134,501	249,362
Accumulated earnings (deficit)	7,085,608	3,726,253
TOTAL STOCKHOLDERS' EQUITY	$9,628,044	$4,109,048

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,887,080	$5,274,696

*	Financials statement as of 6/30/2009 has been retrospectively restated for reverse merger.

The accompanying notes are an integral part of these consolidated financial statements

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Audited Consolidated Statement of Operations
For the Years Ended June 30, 2010 and 2009

	June 30, 2010	June 30, 2009

Revenues
Sales	22,425,534	11,404,328
Cost of sales	14,018,540	7,998,950
Gross profits	8,406,994	3,405,378

Operating expenses
Selling and marketing	1,487,801	441,556
General and administrative	1,605,348	259,800
Total Operating Expenses	3,093,149	701,356

Income (Loss) from Operations	5,313,845	2,704,022

Other income (expenses)
Financial income (expenses)	(73,590)	-
Non-operating income (expense)	4,238	40,478
Total other income (loss)	(69,352)	40,478

Income (loss) from Operations	5,244,493	2,744,500

Income taxes	-	-

Net Income (Loss)	5,244,493	2,744,500

Other comprehensive income (loss)
Foreign currency translation gain (loss)	55,753	5,941

Comprehensive income (loss)	5,300,246	2,750,441

Earnings (loss) per share

Basic	0.18	0.14

Diluted	0.07	0.05

Weighted average common shares outstanding

Basic	28,833,604	20,196,000

Diluted	72,298,661	57,196,000

The accompanying notes are an integral part of these consolidated financial statements

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Audited Consolidation Statements of Cash Flows
For the Years Ended June 30, 2010 and 2009

	For the Year Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	5,244,493	2,744,500
Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
Depreciation	85,126	36,463
Accounts receivable, trade	234,351	(1,857,239)
Recapitalization related to reverse merger	(625,000)	-
Stock issued for convertible debts	300,000	-
Stock-based compensation to service providers	543,749	-
Prepayment	(4,022,647)	(1,302,602)
Inventory	(4,199,720)	94,415
Other receivable	(746)	127,940
Accounts payable	384,619	(29,769)
Tax payable	70,826	61,102
Other payable	452,318	521,110
Received in advance	185,978	85,941
NET CASH (USED IN) OPERATING ACTIVITIES	(1,346,653)	481,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend distribution
Disposal of property, plant, and equipment
Purchase of property, plant, and equipment	(231,600)	(386,139)
Construction in progress	(124,502)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(356,102)	(386,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) of due to a director	$(100,304.06)	$254
Proceeds from short-term loan	352,086	73,180
Payment on short-term loan	(73,788)	(219,487)
Proceeds from notes payable	450,000	-
Payment on notes payable	(131,625)	-
Proceeds on long-term loan	-	-
Proceeds from convertible Note	1,500,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,996,369	(146,053)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(1,093)	519

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	292,521	(49,811)

CASH AND CASH EQUIVALENTS:
Beginning of period	86,408	136,219
End of period	$378,929	$86,408

	378,929.40	86,408.00
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$20,700	$16,416
Income taxes	$-	$46

The accompanying notes are an integral part of these consolidated financial statements

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Audited Consolidated Statements of Stockholders Equity
For the year ended June 30, 2010 and 2009

	Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	Statutory	Accumulated deficit/	Total
	Shares	Amount	Shares	Amount	capital	income/ (loss)	reserves	retained earnings	Equity

Balance as of July 1, 2008	3,700,000	3,700	33,001,962	33,002	(36,702)	127,492	249,362	981,753	1,358,607

Net profit for the year	-	-	-	-	-	-	-	2,744,500	2,744,500
Foreign currency adjustment	-	-	-	-	-	5,941	-	-	5,941
Balance as of June 30, 2009	3,700,000	3,700	33,001,962	33,002	(36,702)	133,433	249,362	3,726,253	4,109,048

Balance as of July 1, 2009	3,700,000	3,700	33,001,962	33,002	(36,702)	133,433	249,362	3,726,253	4,109,048

Net profit for the year	-	-	-	-	-	-	-	5,244,493	5,244,493
Re-capitalisation related to reverse merger	-	-	-	-	(625,000)	-	-	-	(625,000)
Conversion of preferred stock to common stock	(165,000)	(165)	1,650,000	1,650	(1,485)	-	-	-	-
Share issued for services	-	-	2,174,996	2,175	541,574	-	-	-	543,749
Shares issued for convertible debt	-	-	1,200,000	1,200	298,800	-	-	-	300,000
Appropriation to statutory reserves & staff welfare fund	-	-	-	-	-	-	1,885,139	(1,885,139)	-
Foreign currency adjustment	-	-	-	-	-	55,753	-	-	55,753
Balance as of June 30, 2010	3,535,000	3,535	38,026,958	38,027	177,187	189,186	2,134,501	7,085,608	9,628,043

The accompanying notes are an integral part of these consolidated financial statements

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2010 AND 2009
(STATED IN US DOLLARS)

1.	ORGANIZATION BACKGROUND

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

The Company and its subsidiaries are hereinafter referred to as the “Company”.

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

2.	DESCRIPTION OF BUSINESS

The Company’s primary business operations are engaged in the production and processing of fresh vegetables, including ginger, onion, garlic and leek. The Company strives to provide high quality products to the Company’s customers. The Company operates in 110,000 square meters of factory space and leases 5.3 million square meters of farm land, which is one of the largest ginger farm lands in the region. The Company’s processing factory has also met the requirement of the British Retail Consortium Global Food Standard. Under the Company’s close monitoring and supervision program, the Company believes the Company can ensure that all products produced are in compliance with food safety standards from around the world.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2010 AND 2009
(STATED IN US DOLLARS)

Our Products

Fresh Vegetables

Ginger

Frozen Vegetables

Peeled Ginger	Diced Garlic

Diced Ginger	Garlic Puree

Ginger Puree Cubes	Garlic Puree Cubes

Ginger Puree	Diced Onion

Peeled Garlic	Strawberry

Our customers

After years of building up our reputation, we have earned trust from customers around the world. Our customers include distributors who sale to one of the world’s largest chain supermarkets in Europe and to a substantial ingredient producer in Japan. Our customers are based all over the world including the UK and North America.

The following table depicts our top five customers and their percentage of current sales for the year ended June 30, 2010.

Top 5 customers for the year ended June 30, 2010
(Total sales revenue for the year ended June 30, 2010: US$22,425,543)

Customer	Revenues		%
1. Customer A	US$	3,771,035	17%
2. Customer B	US$	1,851,691	8%
3. Customer C	US$	1,691,565	8%
4. Customer D	US$	1,436,536	6%
5. Customer E	US$	1,399,101	6%
Total	US$	10,149,928	45%

Geographic Segmentation of our Customer base by designation of delivery:

Market	% of revenue contribution
Japan	43%
UK	35%
Netherlands	15%
Others	7%
Total	100%

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2010 AND 2009
(STATED IN US DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying audited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivables, inventories, warranty reserve, deferred income taxes and the estimation on useful lives of property, plant and equipment.  Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.  In determining the collectability of the account, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance.  The Company considers the historical level of credit losses and applies percentages to aged receivables categories.  The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2010 AND 2009
(STATED IN US DOLLARS)

Based on the above assessment, during the reporting periods, the management establishes the general provisioning policy to make allowance equivalent to 0.5% of gross amount of trade receivables due less than 1 year, 5% of gross amount of trade receivables due from 1 to 2 years, 10% of gross amount of trade receivables due from 2 to 3 years. The management completely writes off the gross amount of trade receivables due over 3 years.  Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful.

Bad debts are written off when identified. The Company does not accrue interest on trade receivables.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined on a first in first out basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories, cost includes an appropriate share of production overheads based on normal operating capacity.  In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Equipment	Straight-line for 5 to 20 years with a 3% salvage value
Building	Straight-line for 20 years with a 5% salvage value

Maintenance or repairs are charged to expense as incurred.  Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable.

Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2010 AND 2009
(STATED IN US DOLLARS)

Revenue recognition

The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin 104. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Cost of sales

Cost of sales consists primarily of material costs, direct labor, depreciation and overheads, which are directly attributable to the products and the provision of services.

General and administrative expenses

General and administrative expenses consist of rent paid, office expenses, entertainment, depreciation, staff welfare, utilities, labor protection and salaries which are incurred at the administrative level.

Selling expenses

Selling expenses mainly consist of testing cost, shipping and handling cost and traveling expense which are incurred during the selling activities.

Shipping and Handling Fees

Shipping costs are recorded in selling expenses. Shipping cost for years ended June 2010 and 2009 was $1,353,530 (9,240,823RMB) and $377,611 (2,580,936RMB), respectively.

Income taxes

The Company accounts for income tax using ASC 740 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2010 AND 2009
(STATED IN US DOLLARS)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and trade and other receivables.  As of June 30, 2009 and 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

Foreign currencies translation

The reporting currency of the Company is the United States dollar (“U.S. dollars”).  Transactions denominated in currencies other than U.S. dollar are calculated at the average rate for the period.  Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date.  The resulting exchange differences are recorded in the other expenses in the statement of operations and comprehensive income.

The Company’s subsidiary maintains its books and records in its local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which its operations are conducted.  In general, for consolidation purposes, the Company translates the subsidiary’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period.  Adjustments resulting from the translation of the subsidiary’s financial statements are recorded as accumulated other comprehensive income.

Comprehensive income (loss)

ASC 220, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income as defined includes all changes in equity during the year from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.

Segment reporting

ASC 280 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable segment.

Fair value of financial instruments

The Company values its financial instruments as required by ASC 825, “Disclosures about Fair Value of Financial Instruments”.  The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, inventories, prepayment, accounts payable, other payables and accrued liabilities.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2010 AND 2009
(STATED IN US DOLLARS)

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

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

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

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

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2010 AND 2009
(STATED IN US DOLLARS)

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

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, previously SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

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

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Based upon the aforementioned criteria, management has determined that the general allowances for doubtful accounts of $11,512 and $12,457 are appropriated as of June 30, 2010 and June 30, 2009, respectively.

	June 30, 2010	June 30, 2009

Accounts receivable, gross	$2,261,510	$2,491,574

Less: general allowance for doubtful accounts	(11,512)	(12,457)

Accounts receivable, net	$2,249,998	$2,479,117

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2010 AND 2009
(STATED IN US DOLLARS)

6.	Inventories
	June 30, 2010	June 30, 2009

Raw materials	4,551,760	445,059
Finished goods	386,283	285,006
	$4,938,043	$730,065

For the years ended June 30, 2010 and 2009, no provision for obsolete inventories was recorded by the Company.

7.	Prepayments

The balances of $5,469,226 and $1,437,450 as of June 30, 2010 and 2009, respectively, represent prepaid consulting fees, prepaid rent, supplies and other items used in planting of the ginger.

8.	Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	June 30, 2010	June 30, 2009

Property	$136,286	$175,609
Equipment	771,819	455,753
Construction in progress	124,697	-

Less: accumulated depreciation	(182,665)	(89,706)

	$850,137	$541,656

Depreciation expenses in aggregate for the years ended June 30, 2010 and 2009 were $85,126 and $36,463, respectively.

As of June 30, 2010, construction in progress of $124,697 is in conjunction with the construction of a new warehouse.

9.	Short-term borrowing (Line of Credit)

On March 14, 2010, the company entered a loan agreement with Bank of Weifang for $352,087 (2,400,000 RMB). The loan has monthly interest rate of 7.08% and matures in twelve months. As of June 30, 2010, the outstanding amount of this loan is $352,087 (2,400,000 RMB).

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2010 AND 2009
(STATED IN US DOLLARS)

10.	Other payables and accured liabilities

Other payables and accruals consisted of the following:

	June 30, 2010	June 30, 2009

Accrued compensation and benefits	$442,126	$135,084
Other accrued expenses	-	134,394
Provision for staff welfare and benefits	180,787	-
Other payables	424,616	324,965

	$1,047,529	$594,443

11.	Notes payable and convertible notes

Effective September 9, 2009, the Company issued a secured note in the amount of $450,000 (the “Secured Note”) to a non-affiliate, which was secured by 2,250,000 shares of common stock of the Company. The Secured note is interest-free and due on September 8, 2010. As of June 30, 2010, the balance of the Secured Note was $318,375.

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

12.	Amount due to director

The amount is interest-free, unsecured and repayable when the Company is in a position to do so. As of June 30, 2010, there is no amount due to director outstanding.

13.	Received in advance

The balances of $314,916 and $128,355 as of June 30, 2010 and 2009, respectively, represent deposit received.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2010 AND 2009
(STATED IN US DOLLARS)

14.	Stockholders’ equity

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

Pursuant to a binding term sheet, dated November 26, 2009, the Company issued 1,500,000 shares of common stock on December 8, 2009 to an investment bank as a commitment share.

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

On May 27, 2010, the Company issued 125,000 shares of the Company’s common stock to a consultant for the services rendered. The fair value of the 125,000 shares was determined using the bid price of the Company’s common stock on the grant date, at a price of $0.25 per share. Accordingly, the Company calculated the stock-based compensation of $31,500 at its fair value.

On May 5, 2010, 65,000 shares of Preferred stock were converted into 650,000 shares of common stock, based on a rate of 10 shares for one, per the request of the preferred stockholder.

15.	Stock-based compensation

Pursuant to a binding term sheet, dated November 26, 2009, the Company issued 1,500,000 shares of common stock on December 8, 2009 to an investment bank as a commitment share. The fair value of the 1,500,000 shares was determined using the bid price of the Company’s common stock on the grant date, at a price of $0.25 per share. Accordingly, the Company calculated the stock-based compensation of $375,000 at its fair value.

During the third quarter of 2010, the Company issued 549,995 shares of the Company’s common stock to a consultant for the services rendered. The fair value of the 549,995 shares was determined using the bid price of the Company’s common stock on the grant date, at a price of $0.25 per share. Accordingly, the Company calculated the stock-based compensation of $137,499 at its fair value.

On May 27, 2010, the Company issued 125,000 shares of the Company’s common stock to a consultant for the services rendered. The fair value of the 125,000 shares was determined using the bid price of the Company’s common stock on the grant date, at a price of $0.25 per share. Accordingly, the Company calculated the stock-based compensation of $31,500 at its fair value.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2010 AND 2009
(STATED IN US DOLLARS)

16.	Statutory and other reserves

In accordance with the relevant laws and regulations of the PRC and articles of association, the Company is required to appropriate 10% and 5% of the net profit as reported in the Company’s PRC statutory financial statements to the statutory reserve fund and staff welfare fund respectively, after offsetting prior years’ losses.

When the balance of the statutory reserve fund reaches 50% of the registered capital, any further appropriation is optional. Upon approval from the board of directors or members, the statutory reserve can be used to offset accumulated losses or to increase registered capital.

The staff welfare fund can only be utilized on capital items for the collective benefits of the Company’s employees and is non-distributable other than in liquidation.

17.	Income taxes

The Company’s wholly owned subsidiary is subject to the PRC Enterprise Income Tax (“EIT”) at the statutory rate of 33% on the profits as reported in the Company’s PRC statutory financial statements as adjusted by profit and loss items that are not taxable or deductible.  During the fiscal year 2008 and 2009, the Company is exempt from the EIT under the new law as detailed below. The company expects its exemption to continue since it operates in the rural agricultural business.

PRC’s legislative body, the National People’s Congress, adopted the unified EIT Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term may continue to enjoy such treatment until the exemption term expires. Preferential tax treatments may continue to be granted to industries and projects that qualify for such preferential treatments under the new law.

No Income taxes have been included in the statements of operations and comprehensive loss for the reporting periods for EIT for the Company’s continuing operations in the PRC.

Value added tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with the PRC laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s products can be used to offset the VAT due on the sales of the products.

18.	Commitments and contingencies

On December 30, 2008, and December 31, 2009 the company entered into lease agreements with local government. Pursuant to these agreements, total area of 3.335 million square meters (5,000 acres) and 2 million square meters (3,000 acres) of land are leased from January 1, 2009 to December 31, 2023 and January 1 2010 to December 31, 2025, with total annual lease payment of $436,116 (3,000,000 RMB) and $261,670 (1,800,000 RMB) respectively.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2010 AND 2009
(STATED IN US DOLLARS)

In September, 2009, the company entered into several lease agreements with local village for inventory (ginger) storage. Pursuant to these agreements, annual lease payment will be calculated upon on the weight of inventory output (150RMB per ton).

On July 1, 2009, the company entered into a lease agreement with a third party . Pursuant to the agreement, the company leased the office building and plant from July 1, 2009 to June 30, 2014. The first year rent is waived and annual lease payment starting second year is $131,825 (900,000RMB). The company recognized the aggregate benefit of rent incentives as a reduction of rental expense over the lease term, on a straight-line basis.

Future aggregated annual lease payments are as follows:

Year Ending June 30,	$
2011		803,246
2012		803,246
2013		803,246
2014		803,246
2015		803,246
TOTAL		$4,016,230

19.	Concentration and risk

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

(a)	Major customers

For the years ended June 30, 2010 and 2009, 100% of the Company’s assets were located in the PRC.

The Company had 4 customers that aggregately comprised 39% and 72% of net revenue for the year ended June 30, 2010 and 2009, respectively.

For the year ended June 30, 2010
Customers	Revenues		Accounts Receivable

Customer A	$3,771,035	17%	$602,020
Customer B	1,851,691	8%	152,811
Customer C	1,691,565	8%	370,555
Customer D	1,436,536	6%	375,930

Total:	$8,750,827	39%	$1,501,316

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2010 AND 2009
(STATED IN US DOLLARS)

For the year ended June 30, 2009
Customers	Revenues		Accounts Receivable

Customer A	$3,116,065	27%	$824,005
Customer B	2,360,222	21%	715,051
Customer C	1,562,463	14%	147,036
Customer D	1,198,702	10%	239,336

Total:	$8,237,452	72%	$1,925,429

(b)   Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

20.	Subsequent events

On September 13, 2010, the Company entered into securities purchase agreements (the “Agreements”) with non-affiliate investors (the “Investors”). Pursuant to the Agreements, the Investors will purchase an aggregate of 10,000,000 shares of common stock of the Company, par value $0.001 (the “Common Stock”), for consideration of $0.40 per share of Common Stock (an aggregate of $4,000,000). Pursuant to each Investor’s respective Agreement, Investors (i) purchase 1,875,000 shares of Common Stock for consideration of $750,000 on September 13, 2010, (ii) purchase 2,000,000 shares of Common Stock for consideration of $800,000 on September 30, 2010, and (iii) purchase 2,250,000 shares of Common Stock for consideration of $900,000 on October 20, 2010.