Form 10-Q
period 2010-09-30
MAN SHING AGRICULTURAL HOLDINGS, INC
filed 2010-11-15
CIK 1430060

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____to _____

000-53146
(Commission File Number)

MAN SHING AGRICULTURAL HOLDINGS, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	98-0660577
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Large accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of November 10, 2010: 38,026,958

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), contains “forward-looking statements” within the meaning of Section 21E of the Exchange Act that involve risks and uncertainties. The actual results of Man Shing Agricultural Holdings, Inc. (including our subsidiaries and predecessors unless the context indicates otherwise, “we,” “us,” “our,” “MSAH,” or the “Company”) could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to raise additional capital to finance our activities; the effectiveness, profitability, and the marketability of our products; the future trading of our common stock ; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in its filings with the SEC, or otherwise. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Readers are cautioned not to place undue reliance on these forward-looking statements. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and June 30, 2010	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the Three Months Ended September 30, 2010 and 2009	F-3

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended September 30, 2010 and 2009	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F5-F11

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of September 30, 2010 and June 30, 2010

	9/30/2010	6/30/2010
		(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,807,609	$378,929
Accounts receivable, trade	2,737,418	2,249,998
Inventory	2,702,548	4,938,043
Prepayments	8,727,491	5,469,226
Other receivables	760	747
TOTAL CURRENT ASSETS	$17,975,827	$13,036,943

FIXED ASSETS
Property, plant, and equipment	944,694	908,105
Accumulated depreciation	(205,396)	(182,665)
Construction in progress	283,536	124,697
NET FIXED ASSETS	$1,022,834	$850,137

TOTAL ASSETS	$18,998,661	$13,887,080

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$358,150	$352,087
Note payable	318,375	318,375
Accounts payable	532,752	597,791
Other payables and accrued liabilities	1,057,337	1,047,529
Received in advance	2,939,755	314,916
Tax payable	207,554	128,338
TOTAL CURRENT LIABILITIES	$5,413,922	$2,759,037

LONG-TERM LIABILITIES
Convertible Notes	$1,500,000	$1,500,000

TOTAL LIABILITIES	$6,913,922	$4,259,037

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par, 25,000,000 shares authorized, 3,535,000 shares issued and outstanding at September 30, 2010 and June 30, 2010	3,535	3,535
Common stock, $.001 par, 175,000,000 shares authorized, 38,026,958 shares issued and outstanding at September 30, 2010 and June 30, 2010	38,027	38,027
Additional paid-in capital	177,187	177,187
Accumulated other comprehensive income	437,148	189,186
Statutory reserves	2,134,501	2,134,501
Accumulated earnings	9,294,340	7,085,608
TOTAL STOCKHOLDERS' EQUITY	$12,084,738	$9,628,043

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,998,661	$13,887,080

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months ended September 30, 2010 and 2009

	For the Three Months Ended
	9/30/2010	9/30/2009

Revenues	7,333,954	4,621,526
Cost of sales	4,163,709	3,329,582
Gross profit	3,170,245	1,291,944

Operating expenses
Selling and marketing	782,208	80,123
General and administrative	150,202	49,899
Total Operating Expenses	932,410	130,022

Income from Operations	2,237,835	1,161,922

Other income (expenses)
Financial income (expenses)	(28,867)	(6,232)
Non-operating income (expense)	(236)	2,190
Total other income (loss)	(29,103)	(4,042)

Income from Operations	2,208,732	1,157,880

Income taxes	0	0

Net Income	2,208,732	1,157,880

Other comprehensive income
Foreign currency translation gain	247,962	1,959

Total comprehensive income	2,456,694	1,159,839

Earnings per share
Basic	0.06	0.06

Diluted	0.03	0.02

Weighted-average common shares outstanding
Basic	36,345,522	19,951,326

Diluted	72,389,015	56,806,882

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2010 and 2009

	For the Three Months Ended
	30/9/2010	30/9/2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	2,208,732	1,157,880
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	19,381	16,148
Accounts receivable, trade	(444,024)	1,384,032
Prepayments	(3,135,878)	(2,785,239)
Inventory	2,296,487	129,407
Other receivables	-	(746)
Accounts payable	(74,553)	(65,339)
Tax payable	76,207	14,487
Other payables and accrued liabilities	(1,212)	25,530
Received in advance	19,214	(100,488)
NET CASH FROM (USED IN) OPERATING ACTIVITIES	964,356	(224,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(20,734)	(834)
Construction in progress	(155,067)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(175,801)	(834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to a director	-	825
Proceeds from short-term loans	-	219,587
Proceeds from investor	2,600,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,600,000	220,412

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	40,125	39

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,428,680	(4,711)

CASH AND CASH EQUIVALENTS:
Beginning of period	378,930	86,408
End of period	3,807,610	81,697

Supplemental disclosures of cash flow information

Cash paid for:
Interest	6,027	1,697
Income taxes	-	-

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended June 30, 2010.

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

As of August 20, 2009, the Company entered into a Plan of Exchange (the “Agreement”) between and among the Company, Hero Capital Profits Limited, a company organized and existing under the laws of the British Virgin Islands (including its successors and assigns “HCP”), Weifang Xinsheng Food Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Xinsheng”), the shareholders of Xinsheng (the “Xinsheng Shareholders”) and the Company’s Majority Shareholder. Pursuant to the terms of the Agreement, the Company acquired one hundred percent (100%) of the issued and outstanding share capital of HCP from the HCP Shareholders in exchange for a new issuance of 32,800,000 shares of common stock of the Company and the simultaneous transfer of 3,535,000 shares of the Company’s Preferred Stock to the HCP shareholders, held in the name of the Northeast Nominee Trust (Duane Bennett, Former President of the Company as trustee), which gave the HCP shareholders an interest in the Company representing 99.38% of the issued and outstanding shares. Upon completion of the exchange, HCP and Xinsheng became the Company’s wholly-owned subsidiaries. All of these conditions to closing have been met, and the Company, HCP, Xinsheng, the Xinsheng Shareholders and the Company’s Majority Shareholders declared the exchange transaction consummated on August 20, 2009.

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

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(STATED IN US DOLLARS)

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

The Company’s primary business operations are engaged in the production and processing of fresh vegetables, including mainly ginger and others such as onion and garlic. The Company strives to provide high quality products to the Company’s customers. The Company operates in 110,000 square meters of factory space and leases 5.3 million square meters of farm land, which is one of the largest ginger farm lands in the region. The Company has also met the requirement of the British Retail Consortium Global Food Standard. Under the Company’s close monitoring and supervision program, it is believed that the Company can ensure that all products produced are in compliance with food safety standards from around the world.

Our Products

Fresh Vegetables
Ginger

Frozen Vegetables
Peeled Ginger Diced Ginger Ginger Puree Cubes Ginger Puree Strawberry	Diced Garlic Garlic Puree Garlic Puree Cubes Peeled Garlic Diced Onion

Our customers

After years of building up our reputation, we have earned trust from customers around the world. Our customers include distributors who make sales to one of the world’s largest chain supermarkets in Europe and a major ingredient producer in Japan. Our customers are based all over the world including Japan, the United Kingdom and the Netherlands.

The following table depicts our top five customers and their percentage of current sales for the three months ended September 30, 2010.

Top 5 customers for the three months ended September 30, 2010
(Total sales revenue for the three months ended September 30, 2010: US$7,333,954)

Customer	Revenues		%
1. Customer A	US$	1,044,183	14%
2. Customer B	US$	641,127	9%
3. Customer C	US$	615,939	8%
4. Customer D	US$	558,947	8%
5. Customer E	US$	545,564	7%
Total	US$	3,405,760	46%

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(STATED IN US DOLLARS)

Geographic segmentation of our customer base by designation of delivery:

Market	% of Revenue contribution
Japan	42%
UK	36%
Netherlands	18%
Others	4%
Total	100%

4.	RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

5.	Accounts receivable, net

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $11,710 and $11,512 are appropriate as of September 30, 2010 and June 30, 2010, respectively.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(STATED IN US DOLLARS)

	September 30, 2010	June 30, 2010

Accounts receivable, gross	$2,749,128	$2,261,510

Less: allowance for doubtful accounts	(11,710)	(11,512)

Accounts receivable, net	$2,737,418	$2,249,998

6.	Inventories
	September 30, 2010	June 30, 2010

Raw materials	2,270,221	4,551,760
Finished goods	432,327	386,283
Inventories	$2,702,548	$4,938,043

For the three months ended September 30, 2010 and the year ended June 30, 2010, no provision for obsolete inventories was recorded by the Company.

7.	Prepayments

The balances of $8,727,491 and $5,469,226 as of September 30, 2010 and June 30, 2010, respectively, represent mainly rental of $955,067 and $469,449, costs of ginger seeds of $3,219,322 and $3,127,384 and supplies and other items such as fertilizers of $3,001,222 and $787,658 as of September 30, 2010 and June 30, 2010, respectively. These items were used in planting of the ginger which will become the major components of and transferred to inventories at time of harvests.

8.	Short-term borrowing (Line of Credit)

On March 14, 2010, the Company entered into a loan agreement with Bank of Weifang for a facility of $352,314 (2,400,000 RMB). The loan has a monthly interest rate of 7.08% and matures in twelve months from date of drawdown. The loan was guaranteed by an unrelated third party. As of September 30, 2010, the outstanding amount of this loan is $358,150 (2,400,000 RMB).

9.	Note payable and convertible redeemable debentures

Effective September 9, 2009, the Company issued a secured note in the amount of $450,000 (the “Secured Note”) to a non-affiliate, which was secured by 2,250,000 shares of common stock of the Company. The Secured note is interest-free and due on March 8, 2011. As of September 30, 2010, the balance of the Secured Note was $318,375.

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

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(STATED IN US DOLLARS)

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

Pursuant to the two Securities Purchase Agreements, dated January 4, 2010 and January 14, 2010, respectively, the Company issued a total of 1,200,000 shares of common stock to the non-affiliated investors.

During the third quarter of 2010, the Company issued 549,995 shares of the Company’s common stock to a consultant for the services rendered. The fair value of the 549,995 shares was determined using the bid price of the Company’s common stock on the measurement dates, at a price of $0.25 per share. Accordingly, the Company calculated the stock-based compensation of $137,499 at its fair value.

On May 27, 2010, the Company issued 125,000 shares of the Company’s common stock to a consultant for the services rendered. The fair value of the 125,000 shares was determined using the bid price of the Company’s common stock on the measurement dates, at a price of $0.25 per share. Accordingly, the Company calculated the stock-based compensation of $31,250 at its fair value.

On May 5, 2010, 65,000 shares of Preferred stock were converted into 650,000 shares of common stock, based on a rate of 10 shares for one, per the request of the preferred stockholder.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(STATED IN US DOLLARS)

11.	Income taxes

The Company’s wholly owned subsidiary is subject to the PRC Enterprise Income Tax (“EIT”) at the statutory rate of 25% on the profits as reported in the Company’s PRC statutory financial statements as adjusted by profit and loss items that are not taxable or deductible.  During the fiscal year 2009 and 2010, the Company is exempt from the EIT under the new law as detailed below. The company expects its exemption to continue since it operates in the rural agricultural business.

PRC’s legislative body, the National People’s Congress, adopted the unified EIT Law on March 16, 2007. This new tax law replaces the income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term may continue to enjoy such treatment until the exemption term expires. Preferential tax treatments may continue to be granted to industries and projects that qualify for such preferential treatments under the new law.

No income taxes have been included in the statements of operations and comprehensive income for the reporting periods for EIT for the Company’s continuing operations in the PRC.

The Company conducts all its operating business through its subsidiary in China. The subsidiary is governed by the income tax laws of the PRC and do not have any material deferred tax assets or deferred tax liabilities under the income tax laws of the PRC because there are no material temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

The Company by itself does not have any business operating activities in the United States and is therefore not subject to United States income tax.

The Company has not provided deferred taxes on undistrbuted earnings attributable to its PRC subsidiary as it intends to reinvest such earnings and the payment of dividends is indefinitely postponed.

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

12.	Earnings per share

Basic earnings per share is computed using the weighted-average number of the ordinary shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of ordinary shares and ordinary share equivalents outstanding during the period.

Reconciliation from basic earnings per share to diluted earnings per share:

	Three months ended September 30,
	2010	2009
Net income for the period	$2,208,732	$1,157,880

Determination of shares:
Weighted-average common shares outstanding	36,345,522	19,951,326
Assumed conversion of preferred stock	36,043,493	36,855,556
Diluted weighted-average common shares outstanding	72,389,015	56,806,882

Basic earnings per share	$0.06	$0.06
Diluted earnings per share	$0.03	$0.02

13.	Segment reporting and geographical information

(a)	Business information

The Company’s chief operating decision maker has been identified as the chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has one operating and reporting segment.

(b)	Geographical segment

The following table sets forth the geographic segmentation of our customer base by designation of delivery:

Market	% of revenue contribution
Japan	42%
UK	36%
Netherlands	18%
Others	4%
Total	100%

The Company’s operations are located in the PRC. For the three months ended September 30, 2010 and the year ended June 30, 2010, 100% of the Company’s assets were located in the PRC

14.	Concentration and risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. The Company's results may be affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(STATED IN US DOLLARS)

(a)	Major customers

The Company had 4 customers that individually comprised 39 % and 39% of net revenue for the three months ended September 30, 2010 and the year ended June 30, 2009, respectively.

For the three months ended September 30, 2010
Customers		Revenues		Accounts Receivable

Customer A		$1,044,183	14%	$681,770
Customer B		641,127	9%	509,810
Customer C		615,939	8%	57,353
Customer D		558,947	8%	371,660

	Total:	$2,860,196	39%	$1,620,593

For the year ended June 30, 2010
Customers		Revenues		Accounts Receivable

Customer A		$3,771,035	17%	$602,020
Customer B		1,851,691	8%	152,811
Customer C		1,691,565	8%	370,555
Customer D		1,436,536	6%	375,930

	Total:	$8,750,827	39%	$1,501,316

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

Our operations are conducted through our wholly owned subsidiary, Xinsheng Food Co., Ltd. (“Xinsheng”), a company organized and existing under the laws of the People’s Republic of China (“China” or the “PRC”), which is principally engaged in the production and processing of fresh vegetables, including mainly ginger, and others such as onion and garlic. Xinsheng leases 5.3 million square meters of farm land for the planting and growing of ginger in Anqiu of Shandong Province in China. We produce high quality ginger with a focus on customers located in countries such as Japan and European Union, which have high food safety standards. We have met the requirements of the British Retail Consortium Global Food Standard. Under our close monitoring and supervision program, we believe we can ensure that all products produced are in compliance with food safety standards from around the world.

Our Products

Fresh Vegetables
Ginger

Frozen Vegetables

PeeledGinger Diced Ginger Ginger Puree Cubes Ginger Puree Strawberry	Diced Garlic Garlic Puree Garlic Puree Cubes Diced Onion Peeled Garlic

We produced 10 products in the three months ended September 30, 2010. Ginger is the largest product we produce and accounted for approximately 95% of our production in the three months ended September 30, 2010.

Our customers

After years of building up our reputation, we have earned trust from customers around the world. Our customers include distributors who sell to one of the world’s largest chain supermarkets in Europe and a substantial ingredient producer in Japan. Our customers are based all over the world including Japan, the United Kingdom and the Netherlands.

The following table depicts our top five customers and their percentage of current sales for the three months ended September 30, 2010.

Top 5 Customers for the Three Months ended September 30, 2010
(Total sales revenue for the three months ended September 30, 2010: US$7,333,954)

Customer	Revenues		%
1. Customer A	US$	1,044,183	14%
2. Customer B	US$	641,127	9%
3. Customer C	US$	615,939	8%
4. Customer D	US$	558,947	8%
5. Customer E	US$	545,564	7%
Total:	US$	3,405,760	46%

The following table sets forth the geographic segmentation of our customer base by designation of delivery:

Market	% of revenue contribution
Japan	42%
UK	36%
Netherlands	18%
Others	4%
Total	100%

Competitive Advantages

Our primary competitive advantage is that we have leased over 5.3 million square meters of farm land and with turnover of over USD7 million for three months ended September 30, 2010. Other competitive advantages also include the following:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	For the three months ended September 30,
	2010	2009
Sales:	$7,333,954	$4,621,526
Cost of Goods Sold:	$4,163,709	$3,329,582
Operating Expenses:	$932,410	$130,022
Income from Operations:	$2,237,835	$1,161,922
Other Loss:	$(29,103)	$(4,042)
Income Taxes:	$0	$0
Net Income:	$2,208,732	$1,157,880
Other Comprehensive Income:	$247,962	$1,959
Total Comprehensive Income:	$2,456,694	$1,159,839

Revenues

We had net revenues of $7,333,954 and $4,621,526 for the three months ended September 30, 2010 and 2009, respectively. The sales revenues were due primarily to the sales of our frozen and fresh ginger and other agricultural products. The increase in revenues was due to our expanding business, our marketing strategy, our customer loyalty, the quality of our products and increase in market price.

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

Our sales arrangements are not subject to warranty. We did not record any product returns for the three months ended September 30, 2010 and 2009.

Cost of Sales

Cost of sales primarily includes cost of sales to plant, harvest and maintain our ginger and other agricultural products such as ginger seeds and fertilizers. During the three months ended September 30, 2010, we had cost of sales of $4,163,709, or approximately 57 % of revenues, versus cost of sales of $3,329,582, or approximately 72% of revenues for the three months ended September 30, 2009. The cost of sales as a percentage of revenues decreased due to the large increase in sales and market price and the more efficient use of raw materials.

Gross profit

We had gross profit of $3,170,245 for the three months ended September 30, 2010, which increased by $1,878,301 or 145 % when compared to the gross profit of $1,291,944 for three months ended September 30, 2009. Gross profit margin improved by 15% from 28% for the three months ended September 30, 2009 to 43 % for the three months ended September 30, 2010.

The increase in gross profit margin for our ginger and agricultural products during the period under review was due primarily to the increase in our selling prices and the reduce in cost in terms of material costs and overheads, resulting from better utilization of our plantation and processing facilities due to economies of scale from larger output volume.

Expenses

Operating expenses for the three months ended September 30, 2010 and 2009 were $932,410 and $130,022, respectively. The increase in operating expenses was due to the increase in the selling and marketing expenses by $702,085 and the increase in general and administrative expenses by $100,303.

The increase in the selling and marketing expenses was due primarily to the increase of sales and marketing so as to enhance our position in both existing and new markets.

The increase in the general and administrative expenses was mainly due to the increase in professional fees.

Income

We had a net income of $2,208,732 and $1,157,880 for the three months ended September 30, 2010 and 2009, respectively. The net income in these periods was due primarily to sales of our fresh and frozen ginger and other agricultural products. Our net income is a function of revenues, cost of sales and other expenses as described above. The increase in net income is attributable to our expanding business, our marketing strategy, our customer loyalty, and the quality of our products.

Impact of Inflation

We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

As of September 30, 2010 and 2009, cash and cash equivalents totaled $3,807,610 and $81,697, respectively.

The working capital for the three months ended September 30, 2010 and 2009 amounted to $12,561,904 and $4,743,893, respectively. Cash flows provided by and used in operating activities were $964,356 and $224,328 for the three months ended September 30, 2010 and 2009, respectively. Positive cash flows from operations for the three months ended September 30, 2010 were due primarily to the increase in net income of $2,208,732, decrease in inventory by $2,296,487, partially offset by increase in prepayment of $3,135,878 which was in connection with prepaid rent, supplies and other items used in growing and packaging of the ginger.

Cash flows used in investing activities were $175,801 and $834 for the three months ended September 30, 2010 and 2009, respectively.  Net cash used in investing activities for the three months ended September 30, 2010 was due primarily to the increase of construction in progress.

Cash flows provided by financing activities were $2,600,000 and $220,412 for the three months ended September 30, 2010 and 2009, respectively. Positive cash flows from financing for the three months ended September 30, 2010 were due to proceeds from fund raising of $2,600,000.

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

Overall, we have funded all of our cash needs and no significant amount of our trade payables has been unpaid within the stated trade term. As of September 30, 2010, we are not subject to any unsatisfied judgments, liens, or settlement obligations.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We engaged in the production and processing of fresh vegetables, including mainly ginger and others such as onion and garlic. We strive to provide high quality products to our customers. We plan to strengthen our position in the existing and new markets. We also plan to expand our operations through aggressively marketing our products and our concept.

Off-Balance Sheet Arrangements

As of September 30, 2010, we have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our chief executive officer and chief financial officer have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

ITEM 1A. RISK FACTORS

The information to be reported under this item is not required of smaller reporting companies.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2010, we did not issue any unregistered securities that were not otherwise reported in a Current Report on Form 8-K.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

We have not had any default upon senior securities.

ITEM 4.      [Removed and Reserved]

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAN SHING AGRICULTURAL HOLDINGS, INC.

Date: November 11, 2010	By:	/s/ Eddie Cheung
Eddie Cheung
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officerpursuant to section 906 of the Sarbanes-Oxley Act of 2002.