Form 10-Q
period 2010-12-31
MAN SHING AGRICULTURAL HOLDINGS, INC
filed 2011-02-10
CIK 1430060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-53146

MAN SHING AGRICULTURAL HOLDINGS, INC.
(Exact name of the registrant as specified in its charter)

Nevada	98-0660577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 1005, 10/F, Tower B
Hunghom Commercial Centre
37 Ma Tau Wai Road, Hunghom
Kowloon, Hong Kong
(Address of principal executive offices)

(86) 536-4644888
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filer” and “ small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares of common stock outstanding as of January 30, 2011: 48,026,958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

           The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), contains “forward-looking statements” within the meaning of Section 21E of the Exchange Act that involve risks and uncertainties. The actual results of Man Shing Agricultural Holdings, Inc. (including our subsidiaries and predecessors unless the context indicates otherwise, “we,” “us,” “our,” “MSAH,” or the “Company”) could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to raise additional capital to finance our activities; the effectiveness, profitability, and the marketability of our products; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in its filings with the SEC, or otherwise. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Readers are cautioned not to place undue reliance on these forward-looking statements. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I:

ITEM 1  FINANCIAL STATEMENTS

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of December 31, 2010 (unaudited) and June 30, 2010

	12/31/2010	6/30/2010
		(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,623,246	$378,929
Accounts receivable, trade	3,428,972	2,249,998
Inventory	13,692,627	4,938,043
Deferred inventory cost	-	5,118,558
Prepayments	424,697	350,668
Other receivables	769	747
TOTAL CURRENT ASSETS	$21,170,311	$13,036,943

FIXED ASSETS
Property, plant, and equipment	$1,542,625	$908,105
Accumulated depreciation	(228,224)	(182,665)
Construction in progress	-	124,697
NET FIXED ASSETS	$1,314,401	$850,137

TOTAL ASSETS	$22,484,712	$13,887,080

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$362,390	$352,087
Note payable	318,375	318,375
Accounts payable	2,541,254	597,791
Other payables and accrued liabilities	1,013,017	1,047,529
Received in advance	1,977,190	314,916
Tax payable	240,459	128,338
TOTAL CURRENT LIABILITIES	$6,452,685	$2,759,036

LONG-TERM LIABILITIES
Convertible Note	$1,500,000	$1,500,000

TOTAL LIABILITIES	$7,952,686	$4,259,036

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par, 25,000,000 shares authorized,
176,750 and 3,535,000 shares issued and outstanding at December 31, 2010
and June 30, 2010, respectively	177	3,535
Common stock, $.001 par, 175,000,000 shares authorized,
38,026,958 shares issued and outstanding at December 31, 2010 and June 30, 2010	38,027	38,027
Additional paid-in capital	180,545	177,187
Accumulated other comprehensive income	634,350	189,186
Statutory reserves	5,823,139	2,134,501
Accumulated earnings	7,855,789	7,085,608
TOTAL STOCKHOLDERS' EQUITY	$14,532,027	$9,628,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,484,712	$13,887,080

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended December 31, 2010 and 2009

	For the Three Months Ended		For the Six Months Ended
	12/31/2010	12/31/2009	12/31/2010	12/31/2009
Revenues
Sales	8,147,275	5,168,941	15,474,502	9,790,467
Cost of sales	4,816,635	3,425,589	8,974,943	6,755,171
Gross profit	3,330,640	1,743,352	6,499,558	3,035,296

Operating expenses
Selling and marketing	715,642	383,180	1,498,401	463,303
General and administrative	306,183	190,091	455,581	239,990
Total Operating Expenses	1,021,825	573,271	1,953,982	703,293

	2,308,815	1,170,081	4,545,576	2,332,003

Other income (expenses), net
Financial income (expenses), net	(59,295)	(10,109)	(87,910)	(16,341)
Non-operating income (expense), net	1,403	2,047	1,153	4,237
Total other income (loss), net	(57,892)	(8,062)	(86,757)	(12,104)

Income from Operations	2,250,923	1,162,019	4,458,819	2,319,899

Income taxes	0	0	0	0

Net Income	2,250,923	1,162,019	4,458,819	2,319,899

Other comprehensive income (loss), net
Foreign currency translation gain (loss), net	195,327	(43,319)	445,164	(41,360)

Total comprehensive income	2,446,249	1,118,700	4,903,983	2,278,539

Weighted average number of shares outstanding
Basic	38,026,958	34,124,185	38,026,958	20,150,852

Diluted	67,901,550	70,124,185	70,624,294	56,578,630

Earning per share
Basic	0.06	0.03	0.12	0.11

Diluted	0.03	0.02	0.06	0.04

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2010 and 2009

	For the Six Months Ended at
	12/31/2010	12/31/2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	4,458,819	2,319,899
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	39,657	31,585
Stock-based compensation to service providers	-	125,000
Increase (decrease) in cash from changes in:
Accounts receivable, trade	(1,097,716)	1,301,771
Prepayments	(71,050)	1,178,981
Deferred inventory costs	5,195,372	-
Inventory	(8,490,828)	(5,962,972)
Other receivables	-	(79,968)
Accounts payable	1,899,295	1,048,373
Tax payable	106,864	(4,545)
Other payables and accrued liabilities	36,181	70,539
Received in advance	150,812	(67,537)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,227,406	(38,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(472,957)	(213,345)
NET CASH USED IN INVESTING ACTIVITIES	(472,957)	(213,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase of due to a director	-	2,755
Proceeds from short-term loans	-	219,642
Proceeds from potential investors	1,500,129	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,500,129	222,397

Foreign Currency Translation Adjustment	(10,262)	1,328

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,244,316	(28,496)

CASH AND CASH EQUIVALENTS:
Beginning of period	378,930	86,408
End of period	3,623,246	57,912

Supplemental disclosure of cash flow information

Cash paid for:
Interest	6,027	5,813
Income taxes	-	-

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(STATED IN US DOLLARS)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles in the United States of America for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Man Shing Agricultural Holdings, Inc. (the “Company”) was incorporated on February 8, 2000 under the laws of the State of Nevada.  From the beginning of 2003 until December 31, 2007 the Company had no operations and no assets and was considered a dormant company.  Subsequent to December 31, 2007, the Company began operating in the real estate industry and engaged in the business of buying, selling, renting, and improving real estate.

As of August 20, 2009, the Company entered into a Plan of Exchange (the “Agreement”) between and among the Company, Hero Capital Profits Limited, a company organized and existing under the laws of the British Virgin Islands (including its successors and assigns “HCP”), Weifang Xinsheng Food Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Xinsheng”), and the shareholders of Xinsheng (the “Xinsheng Shareholders”). Pursuant to the terms of the Agreement, the Company acquired one hundred percent (100%) of the issued and outstanding share capital of HCP from the HCP Shareholders in exchange for a new issuance 32,800,000 shares of common stock of the Company and the simultaneous transfer of 3,535,000 shares of the Company’s preferred stock to the HCP shareholders, held in the name of the Northeast Nominee Trust (Duane Bennett, Former President of the Company as trustee), which gave the HCP shareholders an interest in the Company representing 99.38% of the issued and outstanding shares. Upon completion of the exchange, HCP and Xinsheng became the Company’s wholly-owned subsidiaries. All of these conditions to closing have been met, and the Company, HCP, Xinsheng, and the Xinsheng Shareholders declared the exchange transaction consummated on August 20, 2009.

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

The Company and its subsidiaries are hereinafter referred to as the "Company".

On September 2, 2009, the Company changed its name to Man Shing Agricultural Holdings, Inc. to more accurately reflect the Company’s business after a stock exchange transaction with HCP and Xinsheng.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

The Company’s primary business operations are engaged in the production and processing of fresh vegetables, mainly ginger but also including others such as onion and garlic. The Company strives to provide high quality products to the Company’s customers. The Company operates in 110,000 square meters of factory space and leases 5.3 million square meters of farm land, which is one of the largest ginger farm lands in the region. The Company has also met the requirement of the British Retail Consortium Global Food Standard.

Our Products

Fresh Vegetables

Ginger

Frozen Vegetables

Peeled Ginger	Diced Garlic

Diced Ginger	Garlic Puree

Ginger Puree Cubes	Garlic Puree Cubes

Ginger Puree	Peeled Garlic

Strawberry	Diced Onion

Our customers

The following table depicts our top five customers and their percentage of current sales for the six months ended December 31, 2010.

Top 5 customers for the six months ended December 31, 2010
(Total sales revenue for the six months ended December 31, 2010: US$15,474,502)

Customer	Revenues		%
1. Customer A	US$	2,257,766	15%
2. Customer B	US$	1,577,811	10%
3. Customer C	US$	1,192,495	8%
4. Customer D	US$	1,064,603	7%
5. Customer E	US$	994,631	6%
Total	US$	7,087,306	46%

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(STATED IN US DOLLARS)

Geographic segmentation of our customer base by designation of delivery:

Market	% of revenue contribution
Japan	39%
UK	34%
Netherlands	18%
Others	9%
Total	100%

4.	RECENTLY ISSUED ACCOUNTING STANDARS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

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

In July 2010, the FASB issued new accounting guidance ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements since the Company’s financing receivables are comprised of trade receivables with maturities of one year or less that arose from sales of goods or services which are excluded from the scope of the new disclosures.

5.	Accounts receivable, net

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $11,849 and $11,512 are appropriate as of December 31, 2010 and June 30, 2010, respectively.

	December 31, 2010	June 30, 2010

Accounts receivable, gross	$3,440,821	$2,261,510

Less: allowance for doubtful accounts	(11,849)	(11,512)
Accounts receivable, net	$3,428,972	$2,249,998

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(STATED IN US DOLLARS)

6.	Inventory
	December 31, 2010	June 30, 2010

Raw materials	13,083,312	4,551,760
Finished goods	609,315	386,283
Inventories	$13,692,627	$4,938,043

For the six months ended December 31, 2010 and the year ended June 30, 2010, no provision for obsolete inventories was recorded by the Company.

7.	Deferred inventory costs

The balances of $0 and $5,118,558 as of December 31, 2010 and June 30, 2010, respectively, represent mainly rental of $0 and $469,449, cost of ginger seeds of $0 and $3,127,384, fertilizers of $0 and $787,658 and supplies and other items of $0 and $734,067 as of December 31, 2010 and June 30, 2010, respectively. These items were used in planting of the ginger which will become the major components of and transferred to inventories at time of harvests.

8.	Short-term borrowing (Line of Credit)

On March 14, 2010, the Company entered into a loan agreement with Bank of Weifang for a facility of $352,314 (2,400,000 RMB). The loan has a monthly interest rate of 7.08% and matures in twelve months from date of drawdown. The loan was guaranteed by an unrelated third party. As of December 31, 2010, the outstanding amount of this loan is $362,390 (2,400,000 RMB).

9.	Note payable and convertible redeemable debentures

Effective September 9, 2009, the Company issued a secured note in the amount of $450,000 (the “Secured Note”) to a non-affiliate, which was secured by 2,250,000 shares of common stock of the Company. The Secured Note is interest-free and due on March 8, 2011. As of December 31, 2010, the balance of the Secured Note was $318,375.

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

10.	Received in advance

The balance represents mainly $1.5 million received in advance from potential investors. Pursuant to the securities purchase agreements on September 13, 2010, the Company received $2.6 million in advance from potential investors. Pursuant to certain cancellation agreement and amendments to certain securities purchase agreements dated November 14, 2010, Mr. Shili Liu agreed to cancel his 3,358,250 preferred shares of the Company. On December 9, 2010, the Company refunded $1.1 million to potential investor prior to the closing of the applicable transaction. On January 18, 2011, the transactions contemplated by those certain securities purchase agreements dated as of September 13, 2010, as amended on November 14, 2010 were consummated.

11.	Stockholders’ equity

On August 20, 2009, the Company executed the Agreement among the Company, HCP, the shareholders of HCP and Xinsheng, pursuant to which the Company issued 32,800,000 new shares of common stock of the Company to HCP shareholders and simultaneously transferred 3,535,000 shares of the Company’s preferred stock to the HCP shareholders, held in the name of the Northeast Nominee Trust, in exchange for 100% of the capital stock of HCP and Xinsheng. On September 2, 2009, the Company effectuated a 1 for 100 reverse split of its common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse stock split.

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

During the third quarter of 2010, the Company issued 549,995 shares of the Company’s common stock to a consultant for the services rendered. The fair value of the 549,995 shares was determined using the bid price of the Company’s common stock on the measurement date, at a price of $0.25 per share. Accordingly, the Company calculated the stock-based compensation of $137,499 at its fair value.

On May 27, 2010, the Company issued 125,000 shares of the Company’s common stock to a consultant for the services rendered. The fair value of the 125,000 shares was determined using the bid price of the Company’s common stock on the measurement date, at a price of $0.25 per share. Accordingly, the Company calculated the stock-based compensation of $31,250 at its fair value.

On May 5, 2010, 65,000 shares of preferred stock were converted into 650,000 shares of common stock, based on a rate of 10 shares for one, per the request of the preferred stockholder.

On September 13, 2010, the Company entered into securities purchase agreements with non-affiliate investors. Pursuant to the Agreements, the Investors will purchase an aggregate of 10,000,000 shares of common stock of the Company for consideration of $0.40 per share of Common Stock (an aggregate of $4,000,000). On January 18, 2011, the transactions contemplated by those certain securities purchase agreements dated as of September 13, 2010, as amended on November 14, 2010 were consummated.

Pursuant to that certain cancellation agreement and amendments to certain securities purchase agreements dated November 14, 2010, Mr. Shili Liu agreed to cancel his 3,358,250 preferred shares of the Company. On December 16, 2010, 3,358,250 shares of preferred stock hold by Mr. Shili Liu were retired.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(STATED IN US DOLLARS)

12.	Income taxes

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

The Company has not provided deferred taxes of $372,408 and 888,112 as of December 31, 2010 and 2009, respectively, on undistributed earnings attributable to its PRC subsidiary as it intends to reinvest such earnings and the payment of dividends is indefinitely postponed.

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

13.	Earnings per share

Basic earnings per share is computed using the weighted-average number of the ordinary shares outstanding during the period. Diluted earning s per share is computed using the weighted-average number of ordinary shares and ordinary share equivalents outstanding during the period.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(STATED IN US DOLLARS)

Reconciliation from basic earnings per share to diluted earnings per shares:

	Three months ended
	December 31,
	2010	2009
Net income for the period	$2,250,923	$1,162,019

Determination of shares:
Weighted-average common shares outstanding	38,026,958	34,124,185
Assumed conversion of preferred stock	29,874,592	36,000,000
Diluted weighted-average common shares outstanding	67,901,550	70,124,185

Basic earnings per share	$0.06	$0.03
Diluted earnings per share	$0.03	$0.02

	Six months ended
	December 31,
	2010	2009
Net income for the period	$4,458,819	$2,319,899

Determination of shares:
Weighted-average common shares outstanding	38,026,958	20,150,852
Assumed conversion of preferred stock	32,597,336	36,427,778
Diluted weighted-average common shares outstanding	70,624,294	56,578,630

Basic earnings per share	$0.12	$0.11
Diluted earnings per share	$0.06	$0.04

On December 16, 2010, 3,358,250 shares of preferred stock hold by Mr. Shili Liu were cancelled.

14.	Commitments and contingencies

In addition to the lease commitment disclosed in annual report as of June 30, 2010, the Company has signed an agreement with a farmland owner in Japan. The agreement was executed on December 17, 2010 and runs for a term of one year from February 1, 2011 to January 31, 2012. The Company will lease a farmland which sits on 70,186 square meters of land in Japan with annual rental of approximately $128,000.

15.	Segment reporting and geographical information

(a)	Business information

The Company’s chief operating decision maker has been identified as the chairman and CEO, Mr. Shili Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has one operating and reportable segment. The majority of the company's sale are ginger, with no other product constituting more than 10% of the sales.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(STATED IN US DOLLARS)

(b)	Geographical segment

The following table sets forth the geographic segmentation of our customer base by designation of delivery:

Market	% of reveune contribution
Japan	39%
UK	34%
Netherlands	18%
Others	9%
Total	100%

The Company’s operations are located in the PRC. For the six months ended December 31, 2010 and the year ended June 30, 2010, 100% of the Company’s assets were located in the PRC.

16.	Concentration and risk

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

The Company had 7 and 4 customers that in aggregate comprised 58% and 39% of net revenue for the six months ended December 31, 2010 and the year ended June 30, 2009, respectively.

For the six months ended December 31, 2010
Customers	Revenues		Accounts Receivable

Customer A	$2,257,766	15%	$821,155
Customer B	1,577,811	10%	658,990
Customer C	1,192,495	8%	39,722
Customer D	1,064,603	7%	535,777
Customer E	994,631	6%	224,078
Customer F	939,880	6%	29,986
Customer G	907,027	6%	376,059

Total:	$8,934,213	58%	$2,685,767

For the year ended June 30, 2010
Customers	Revenues		Accounts Receivable

Customer A	$3,771,035	17%	$602,020
Customer B	1,851,691	8%	152,811
Customer C	1,691,565	8%	370,555
Customer D	1,436,536	6%	375,930

Total:	$8,750,827	39%	$1,501,316

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(STATED IN US DOLLARS)

(b)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

Our operations are conducted through our wholly owned subsidiary, Xinsheng Food Co., Ltd. (“Xinsheng”), a company incorporated under the laws of the People’s Republic of China (“China” or the “PRC”). Xinsheng is principally engaged in the production and processing of fresh vegetables: mainly ginger, but also others such as onion and garlic. Xinsheng leases 5.3 million square meters of farm land in Anqiu within the Shandong Province in China for the planting and growing of high quality ginger. Our customers are primarily based in Japan and several countries within Europe. We produce high quality ginger according to the strict food safety standards within those countries. We are also currently certified by the British Retail Consortium Global Food Standard. We maintain a monitoring and supervision program that we believe results in our products being in compliance with food safety standards from the countries into which we sell them.

Our Products

Fresh Vegetables

Ginger

Frozen Vegetables

Peeled Ginger	Diced Garlic

Diced Ginger	Garlic Puree

Ginger Puree Cubes	Garlic Puree Cubes

Ginger Puree	Diced Onion

Strawberry	Peeled Garlic

For the six months ended December 31, 2010 the Company produced 11 ginger and fresh vegetable products. Ginger was the biggest revenue generator and accounted for approximately 81% of our sales during the six month period ended December 31, 2010.

Our customers

After years of building our reputation, we have earned the trust of our customers. Our customers include suppliers to one of the world’s largest supermarket chains in Europe and a major ingredient producer in Japan. Our major customers are located in Japan and within Europe, including the United Kingdom and the Netherlands.

The following table depicts our top five customers and their percentage of current sales for the six months ended December 31, 2010.

Top 5 Customers for the Six Months ended December 31, 2010
(Total sales revenue for the six months ended December 31, 2010: US$15,474,502)

Customer	Revenues		%
1. Customer A	US$	2,257,766	14.6%
2. Customer B	US$	1,577,811	10.2%
3. Customer C	US$	1,192,495	7.7%
4. Customer D	US$	1,064,603	6.9%
5. Customer E	US$	994,631	6.4%
Total:	US$	7,087,306	45.8%

The following table sets forth our sales distribution by location of delivery:

Market	% of revenue contribution
Japan	39%
UK	34%
Netherlands	18%
Others	9%
Total	100%

Competitive Advantages

Our primary competitive advantage is that we lease over 5.3 million square meters of farm land in Anqiu Weifang, a major farming region in Shangdong, China, the lease for which does not expire until 2023, and which provides stable farm land for planting. Other competitive advantages include:

▪	We are able to meet strict export requirements that smaller local producers are unable to meet and our customers are willing to pay a high premium for our products;

▪	China has relatively low labor costs as compared to other developing countries; and

▪
Local governments have tightened the export license renewal procedures and have toughened inspection, as a result of which certain exporters have terminated operations. As such, we believe that we will grow at a faster rate.

Our social responsibility

Viewing ourselves as an agent for social change and economic development, we are aware of the importance of sustainable village development. We hire and train local workforce hoping to help raise the overall level of community prosperity.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

	For the three months ended December 31,
	2010	2009
Sales:	$8,147,275	$5,168,941
Cost of Goods Sold:	$4,816,635	$3,425,589
Operating Expenses:	$1,021,825	$573,271
Other (Loss):	$(57,892)	$(8,062)
Income from Operations:	$2,250,923	$1,162,019
Income Taxes:	$0	$0
Net Income:	$2,250,923	$1,162,019
Other Comprehensive Income (Loss):	$195,327	$(43,319)
Total Comprehensive Income:	$2,446,249	$1,118,700

Revenues

We had net revenues of $8,147,275 and $5,168,941 for the three months ended December 31, 2010 and 2009, respectively. The sales revenues were due primarily to the sales of our frozen and fresh ginger and other agricultural products. The 58% increase in revenues was due to the expansion of our business through our marketing strategy and our customer loyalty, and increase in market price of ginger to approximately $1,350 per ton as compared to $1,000 per ton for the same period in last year.

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

Our sales arrangements are not subject to warranty. We did not record any product returns for each of the three months ended December 31, 2010 and 2009.

Cost of Sales

Cost of sales primarily includes cost to plant, harvest and storing of ginger and other agricultural products such as ginger seeds and fertilizers. During the three months ended December 31, 2010, cost of sales were $4,816,635, or approximately 59% of revenues, versus $3,425,589, or approximately 66% of revenues for the three months ended December 31, 2009. The cost of sales as a percentage of revenues decreased mainly due to the increase in the market price of ginger to approximately $1,350 per ton as compared to $1,000 per ton for the same period in last year and high utilization ginger raw material due to good storage facilities which stored ginger raw material in good condition.

Gross profit

Gross profit margin improved by 7% from 34% for the three months ended December 31, 2009 to 41% for the three months ended December 31, 2010.

We had gross profit of $3,330,640 for the three months ended December 31, 2010, which increased by $1,587,288 or 91% when compared to the gross profit of $1,743,352 for three months ended December 31, 2009.

The increase in gross profit margin for our ginger and agricultural products during the period was due primarily to the increase in our selling prices and more effective use of raw materials. Per unit overhead was much lower on higher output volume.

Expenses

Operating expenses for the three months ended December 31, 2010 and 2009 were $1,021,825 and $573,271, respectively. The increase in operating expenses was due primarily to the increase in the selling and marketing expenses by $332,462 and the increase in general and administrative expenses by $116,092.

Selling and marketing expenses were 9% of revenues for the three months ended December 31, 2010 and 7% of revenues for the three months ended December 31, 2009. The increase in the selling and marketing expenses was due primarily to the increase in distribution cost and increase of sales and marketing activities in both existing and new markets.

General and administrative expenses remained stable at 4% of revenues for the three months ended December 31, 2010 and 4% of revenues for the three months ended December 31, 2009. The increase in the general and administrative expenses was mainly due to the increase in office rental expenses.

Income

We had net income of $2,250,923 and $1,162,019 for the three months ended December 31, 2010 and 2009, respectively. Net income margin improved by 6% from 22% for the three months ended December 31, 2009 to 28% for the three months ended December 31, 2010. The net income in these periods was due primarily to sales of our fresh and frozen ginger and other agricultural products. Our net income is a function of revenues, cost of sales and other expenses as described above. The increase in net income is attributable to the expansion of our business through our marketing strategy and our customer loyalty, and increase in market price of ginger.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

	For the six months ended December 31,
	2010	2009
Sales:	$15,474,502	$9,790,467
Cost of Goods Sold:	$8,974,943	$6,755,171
Operating Expenses:	$1,953,982	$703,293
Other Loss:	$(86,757)	$(12,104)
Income from Operations:	$4,458,819	$2,319,899
Income Taxes:	$0	$0
Net Income:	$4,458,819	$2,319,899
Other Comprehensive Income (Loss):	$445,164	$(41,360)
Total Comprehensive Income:	$4,903,983	$2,278,539

Revenues

We had net revenues of $15,474,502 and $9,790,467 for the six months ended December 31, 2010 and 2009, respectively. The sales revenues were due primarily to the sales of our frozen and fresh ginger and other agricultural products. The increase in revenue is attributable to the expansion of our business through our marketing strategy and our customer loyalty, and increase in market price of ginger to approximately $1,290 per ton as compared to $960 per ton for the same period in last year. We did not record any product returns for each of the six months ended December 31, 2010 and 2009.

Cost of Sales

During the six months ended December 31, 2010, we had cost of sales of $8,974,943, or approximately 58% of revenues, versus cost of sales of $6,755,171, or approximately 69% of revenues for the six months ended December 31, 2009. The cost of sales as a percentage of revenues decreased due to the large increase in the market price to approximately $1,290 per ton as compared to $960 per ton for the same period in last year and high utilization ginger raw material due to good storage facilities which stored ginger raw material in good condition.

Gross profit

We had gross profit of $6,499,558 for the six months ended December 31, 2010, which increased by $3,464,262 or 114% when compared to the gross profit of $3,035,296 for six months ended December 31, 2009. Gross profit margin improved by 11% from 31% for the six months ended December 31, 2009 to 42% for the six months ended December 31, 2010.

The increase in gross profit margin for our ginger and agricultural products during the period under review was due primarily to the increase in our selling prices and our control of material costs and overheads, resulting from better utilization of our plantation and processing facilities due to economies of scale from larger output volume.

Expenses

Operating expenses for the six months ended December 31, 2010 and 2009 were $1,953,982 and $703,293, respectively. The increase in operating expenses was due to the increase in the selling and marketing expenses by $1,035,098 and the increase in general and administrative expenses by $215,591.

Selling and marketing expenses were 10% of revenues for the six months ended December 31, 2010 and 5% of revenues for the six months ended December 31, 2009. The increase in the selling and marketing expenses was due primarily to the increase in distribution cost and increase of sales and marketing activities in both existing and new markets.

General and administrative expenses remained stable at 3% of revenues for the three months ended December 31, 2010 and 2% of revenues for the three months ended December 31, 2009. The increase in the general and administrative expenses was mainly due to the increase in professional and office rental expenses.

Income

We had net income of $4,458,819 and $2,319,899 for the six months ended December 31, 2010 and 2009, respectively. Net income margin improved by 5% from 24% for the three months ended December 31, 2009 to 29% for the three months ended December 31, 2010. The net income in these periods was due primarily to sales of our fresh and frozen ginger and other agricultural products. Our net income is a function of revenues, cost of sales and other expenses as described above. The increase in net income is attributable to the expansion of our business through our marketing strategy and our customer loyalty, and increase in market price of ginger.

Impact of Inflation

We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

As of December 31, 2010 and 2009, cash and cash equivalents totaled $3,623,246 and $57,912, respectively.

The working capital for the six months ended December 31, 2010 and 2009 amounted to $14,717,625 and $5,223,468, respectively. Cash flows provided by and used in operating activities were $2,227,406 and $38,875 for the six months ended December 31, 2010 and 2009, respectively. Positive cash flows from operations for the six months ended December 31, 2010 were due primarily to the increase in net income of $2,138,920, increase in accounts payable by $1,899,295 and decrease in prepayment and deferred inventory costs of $5,124,322 which was in connection with prepaid rent, supplies and other items used in the growing and packaging of ginger, partially offset by an increase in inventory by $8,490,828.

Cash flows used in investing activities were $472,957 and $213,345 for the six months ended December 31, 2010 and 2009, respectively.  Net cash used in investing activities for the six months ended December 31, 2010 was due primarily to the purchase of equipment.

Cash flows provided by financing activities were $1,500,129 and $222,397 for the six months ended December 31, 2010 and 2009, respectively. Positive cash flows from financing for the six months ended December 31, 2010 were due to proceeds from investor of $1,500,129.

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

Overall, we have funded all of our cash needs and no significant amount of our trade payables has been unpaid within the stated trade term. As of December 31, 2010, we are not subject to any unsatisfied judgments, liens, or settlement obligations.

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

The Company has signed an agreement with a farmland owner in Japan. The agreement was executed on December 17, 2010 and runs for a term of one year from February 1, 2011 to January 31, 2012. The Company will lease a farmland which sits on 70,186 square meters of land in Japan with annual rental of approximately $128,000. The Company expects to pay the annual rental from its working capital.

Off-Balance Sheet Arrangements

As of December 31, 2010, we have no off-balance sheet arrangements.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (who is also our Chief Executive Officer) and principal financial officer (who is also our Chief Financial Officer), we conducted an evaluation of the effectiveness, as of December 31, 2010, of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

Not applicable to smaller reporting companies

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2010, we did not issue any unregistered securities that were not otherwise reported in a Current Report on Form 8-K.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.    REMOVED AND RESERVED

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MAN SHING AGRICULTURAL HOLDINGS, INC.

Date: February 10, 2011	By:	/s/ Shili Liu
Name: Shili Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2011	By:	/s/ Kenny Chow
Name: Kenny Chow
Title: Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002