Form 10-Q
period 2011-03-31
MAN SHING AGRICULTURAL HOLDINGS, INC
filed 2011-05-10
CIK 1430060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53146

MAN SHING AGRICULTURAL HOLDINGS, INC.

(Exact name of the registrant as specified in its charter)

Nevada	98-0660577
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Linghe Town, Anqiu City
Weifang, Shandong Province
People’s Republic of China 262127

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

Number of shares of common stock outstanding as of April 30, 2011: 48,026,958

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), contains “forward-looking statements” within the meaning of Section 21E of the Exchange Act that involve risks and uncertainties. The actual results of Man Shing Agricultural Holdings, Inc. (including our subsidiaries and predecessors unless the context indicates otherwise, “we,” “us,” “our,” “MSAH,” “Man Shing,” or the “Company”) could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-Q. These forward-looking statements include statements of management’s plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to raise additional capital to finance our activities; the effectiveness, profitability, and the marketability of our products; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in its filings with the SEC, or otherwise. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Readers are cautioned not to place undue reliance on these forward-looking statements. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1  FINANCIAL STATEMENTS

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2011 (unaudited) and June 30, 2010 (audited)

	3/31/2011	6/30/2010
		(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,299,438	$378,929
Accounts receivable, trade	4,713,034	$2,249,998
Inventory	8,423,476	$4,938,043
Deferred inventory costs	4,993,926	$5,118,558
Prepayments	523,621	$350,668
Other receivables	777	$747
TOTAL CURRENT ASSETS	$24,954,272	$13,036,943

FIXED ASSETS
Property, plant, and equipment	1,644,161	908,105
Accumulated depreciation	(253,325)	(182,665)
Construction in progress	17,404	124,697
NET FIXED ASSETS	$1,408,240	$850,137

TOTAL ASSETS	$26,362,512	$13,887,080

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowing	$366,055	$352,087
Note payable	318,375	$318,375
Accounts payable	1,383,587	$597,791
Other payables and accrued liabilities	1,037,691	$1,047,529
Received in advance	407,566	$314,916
Tax payable	257,350	$128,338
TOTAL CURRENT LIABILITIES	$3,770,624	$2,759,037

LONG-TERM LIABILITIES
Convertible Note	$1,500,000	$1,500,000

TOTAL LIABILITIES	$5,270,624	$4,259,037

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par, 25,000,000 shares authorized, 176,750 and 3,535,000 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	177	3,535
Common stock, $.001 par, 175,000,000 shares authorized, 48,026,958 and 38,026,958 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	48,027	38,027
Additional paid-in capital	4,195,545	177,187
Accumulated other comprehensive income	855,085	189,186
Statutory reserves	5,823,139	2,134,501
Accumulated earnings	10,169,915	7,085,608
TOTAL STOCKHOLDERS' EQUITY	$21,091,888	$9,628,043

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,362,512	$13,887,080

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Months Ended March 31, 2011 and 2010

	For the Three Months Ended		For the Nine Months Ended
	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Revenues
Sales	7,947,540	5,283,909	23,419,274	15,074,376
Cost of sales	4,625,866	3,118,228	13,598,988	9,873,399
Gross profit	3,321,674	2,165,681	9,820,286	5,200,977

Operating expenses
Selling and marketing	697,745	353,446	2,196,824	816,749
General and administrative	320,741	85,562	716,096	305,553
Total Operating Expenses	1,018,486	439,008	2,912,920	1,122,302

	2,303,188	1,726,673	6,907,366	4,078,675

Other income (expenses), net
Financial income (expenses), net	(71,489)	(11,302)	(219,432)	(27,643)
Non-operating income (expense), net	80,167	-	80,273	4,237
Total other income (loss), net	8,678	(11,302)	(139,159)	(23,406)

Income from Operations	2,311,866	1,715,371	6,768,207	4,055,269

Income taxes	-	-	-	-

Net Income	2,311,866	1,715,371	6,768,207	4,055,269

Other comprehensive income (loss), net
Foreign currency translation gain (loss), net	222,610	21,629	665,899	(19,731)

Total comprehensive income	2,534,476	1,737,000	7,434,106	4,035,538

Weighted average number of shares outstanding
Basic	45,138,069	36,068,625	40,371,280	25,456,776

Diluted	46,905,569	72,068,625	62,804,934	61,741,962

Earnings per share
Basic	0.05	0.05	0.17	0.16

Diluted	0.05	0.02	0.11	0.07

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2011 and 2010

	For the Nine Months Ended at
	3/31/2011	3/31/2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	6,768,207	4,055,270
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	62,316	51,840
Stock-based compensation to service providers	-	(189,491)
Increase (decrease) in cash from changes in:
Accounts receivable, trade	(2,332,714)	869,140
Prepayments	(166,681)	(1,609,329)
Deferred inventory costs	322,022	-
Inventory	(3,232,632)	(5,503,835)
Other receivables	-	(80,170)
Accounts payable	748,898	(88,732)
Tax payable	121,777	154,782
Other payables and accrued liabilities	(37,510)	260,349
Received in advance	78,644	227,668
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,332,327	(1,852,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(577,622)	(230,008)
NET CASH USED IN INVESTING ACTIVITIES	(577,622)	(230,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase of due to a director	-	684
Proceeds from short-term loans	-	279,128
Proceeds from Notes payable	-	1,818,375
Proceeds from issue of common stock	4,025,129	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,025,129	2,098,187

Foreign Currency Translation Adjustment	140,675	(19,731)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,920,509	(4,061)

CASH AND CASH EQUIVALENTS:
Beginning of period	378,929	86,408
End of period	6,299,438	82,347

Supplemental disclosure of cash flow information

Cash paid for:
Interest	83,345	13,461
Income taxes	-	-

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

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

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(STATED IN US DOLLARS)

The Company and its subsidiaries are hereinafter referred to in these Notes as the “Company”.

On September 2, 2009, the Company changed its name to Man Shing Agricultural Holdings, Inc. to more accurately reflect the Company’s business after a stock exchange transaction with HCP and Xinsheng.

3.	DESCRIPTION OF BUSINESS

The Company is engaged in the production and processing of fresh vegetables, mainly ginger but also including other vegetables such as onion and garlic. The Company strives to provide high quality products to its customers. The Company leases 110,000 square meters of factory space and leases 5.3 million square meters of farm land in Anqiu, Shandong Province, which is one of the largest ginger farm lands in the region.

On March 31, 2011, the Company leased an additional 2.4 million square meters, or 3,620 mu, of farmland, with an annual rental of approximately $530,000, increasing total farmland by approximately 45% to 7.7 million square meters. The newly leased farmland is located in close proximity to the 5.3 million square meters of land currently leased in Anqiu, Shandong Province. Planting on the new 2.4 million square meters and existing 5.3 million square meters of farmland began in April 2011.

The Company has signed an agreement with a farmland owner in Japan. The agreement was executed on December 17, 2010 and runs for a term of one year from February 1, 2011 to January 31, 2012, and pursuant to which the Company will lease a farmland which sits on 70,186 square meters of land in Japan with an annual rental of approximately $128,000.

The Company has been certified by the British Retail Consortium Global Food Standard for Food Safety and has met the requirements of Operational HACCP Specification.

Our Products

Fresh Vegetables

Ginger

Frozen Vegetables

Peeled Ginger	Diced Garlic

Diced Ginger	Garlic Puree

Ginger Puree Cubes	Garlic Puree Cubes

Ginger Puree	Peeled Garlic

Strawberry	Diced Onion

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(STATED IN US DOLLARS)

Our customers

The following table depicts our top five customers and their percentage of current sales for the nine months ended March 31, 2011.

Top 5 customers for the nine months ended March 31, 2011

(Total sales revenue for the nine months ended March 31, 2011: US$23,419,274)

Customer	Revenues		%
1. Customer A	US$	3,879,590	17%
2. Customer B	US$	2,350,929	10%
3. Customer C	US$	1,970,524	8%
4. Customer D	US$	1,553,014	7%
5. Customer E	US$	1,406,641	6%
Total	US$	11,160,698	48%

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(STATED IN US DOLLARS)

Geographic segmentation of our customer base by designation of delivery:

Market	% of revenue contribution
Japan	38%
UK	36%
Netherlands	17%
Others	9%
Total	100%

4.	RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

5.	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $11,968 and $11,512 are appropriate as of March 31, 2011 and June 30, 2010, respectively.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(STATED IN US DOLLARS)

	March 31, 2011	June 30, 2010

Accounts receivable, gross	$4,725,002	$2,261,510

Less: allowance for doubtful accounts	(11,968)	(11,512)
Accounts receivable, net	$4,713,034	$2,249,998

6.	INVENTORY

	March 31, 2011	June 30, 2010

Raw materials	7,784,051	4,551,760
Finished goods	639,425	386,283
Inventories	$8,423,476	$4,938,043

For the nine months ended March 31, 2011 and the year ended June 30, 2010, no provision for obsolete inventories was recorded by the Company.

7.	DEFERRED INVENTORY COSTS

The deferred inventory costs of $4,993,926 as of March 31, 2011 represent mainly rental of $1,527,154, cost of ginger seeds of $2,293,230, fertilizers of $880,556 and supplies and other items of $292,986 as of March 31, 2011. The deferred inventory costs of $5,118,558 as of June 30, 2010 represent mainly rental of $469,449, cost of ginger seeds of $3,127,384, fertilizers of $787,658 and supplies and other items of $734,067. These items were used in the planting of the ginger which will become the major components of and transferred to inventories at time of harvests.

8.	SHORT-TERM BORROWING (LINE OF CREDIT)

On March 17, 2011, the Company entered into a loan agreement with Bank of Weifang in PRC for a facility of RMB2,400,000. The loan has an annual interest rate of 9.696% and matures on March 16, 2012 (12 months following the date the loan was entered into). The loan was guaranteed by an unrelated third party. As of March 31, 2011, the outstanding amount of this loan was RMB2,400,000 ($366,055).

9.	NOTE PAYABLE AND CONVERTIBLE REDEEMABLE DEBENTURES

Effective September 9, 2009, the Company issued a secured note in the amount of $450,000 (the “Secured Note”) to a non-affiliate, which was secured by 2,250,000 shares of common stock of the Company. The Secured Note is interest-free and due on June 8, 2011. As of March 31, 2011, the balance of the Secured Note was $318,375.

On January 4, 2010, the Company issued a secured convertible redeemable debenture (“Debenture I”) in the amount of $1,000,000, along with 800,000 shares of the Company’s common stock, to a non-affiliate investor, which was secured by 6,286,250 shares of the Company’s common stock and 839,562 shares of the Company’s preferred stock (equivalent to 14,681,870 shares of common stock), representing a pro rata portion of a majority position in the Company’s common stock owned by Mr. Shili Liu, the President of the Company. The 839,562 shares of the Company’s pledged preferred stock were released and cancelled on November 30, 2010 and December 16, 2010, respectively.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(STATED IN US DOLLARS)

Debenture I bears an annual interest rate of 8% payable quarterly in cash, and a default interest rate of 16% per annum. All or any part of the principal amount of Debenture I, plus accrued interest, could be converted into shares of the Company’s common stock at a price per share equal to two dollars ($2.00), at the option of the holder.

On January 14, 2010, the Company issued a secured convertible redeemable debenture (“Debenture II”) in the amount of $500,000, along with 400,000 shares of the Company’s common stock, to a non-affiliate investor, which was secured by 3,143,125 shares of the Company’s common stock and 419,781 shares of the Company’s preferred stock (equivalent to 7,340,935 shares of common stock), representing a pro rata portion of a majority position in the Company’s common stock owned by Mr. Shili Liu, the President of the Company. The 419,781 shares of the Company’s pledged preferred stock were released and cancelled on November 30, 2010 and December 16, 2010, respectively.

Debenture II bears an annual interest rate of 8% payable quarterly in cash, and a default interest rate of 16% per annum. All or any part of the principal amount of Debenture II, plus accrued interest, could be converted into shares of the Company’s common stock at a price per share equal to two dollars ($2.00), at the option of the holder.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(STATED IN US DOLLARS)

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

Pursuant to certain cancellation agreement and amendments to certain securities purchase agreements dated November 14, 2010, Mr. Shili Liu agreed to cancel his own 3,358,250 preferred shares of the Company. On December 16, 2010, 3,358,250 shares of preferred stock held by Mr. Shili Liu were cancelled.

11.	INCOME TAXES

The Company’s wholly owned subsidiary is subject to the PRC Enterprise Income Tax (“EIT”) at the statutory rate of 25% on the profits as reported in the Company’s PRC statutory financial statements as adjusted by profit and loss items that are not taxable or deductible.  During the fiscal year 2009 and 2010, the Company is exempt from the EIT under the new law as detailed below. The Company must renew the exemption annually. The company expects its exemption to continue since it operates in the rural agricultural business.

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

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(STATED IN US DOLLARS)

The Company has not provided deferred tax liabilities of $1,202,609 and $840,638 as of March 31, 2011 and June 30, 2010, respectively, on undistributed earnings attributable to its PRC subsidiary since January 1, 2008 as it intends to reinvest such earnings and the payment of dividends is indefinitely postponed.

Value added tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with the PRC laws. The value added tax standard rate is 13% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s products can be used to offset the VAT due on the sales of the products.

12.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of the ordinary shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following tables illustrate the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2011	2010
Net income for the period	$2,311,866	$1,715,371

Determination of shares:
Weighted-average common shares outstanding (Basic)	45,138,069	36,068,625
Assumed conversion of preferred stock	1,767,500	36,000,000
Weighted-average common shares outstanding (Diluted)	46,905,569	72,068,625

Basic earnings per share	$0.05	$0.05
Diluted earnings per share	$0.05	$0.02

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(STATED IN US DOLLARS)

	Nine months ended
	March 31,
	2011	2010
Net income for the period	$6,768,207	$4,055,269

Determination of shares:
Weighted-average common shares outstanding (Basic)	40,371,280	25,456,776
Assumed conversion of preferred stock	22,433,654	36,285,186
Weighted-average common shares outstanding (Diluted)	62,804,934	61,741,962

Basic earnings per share	$0.17	$0.16
Diluted earnings per share	$0.11	$0.07

13.	COMMITMENTS AND CONTINGENCIES

In addition to the lease commitment disclosed in annual report as of June 30, 2010, the Company has signed an agreement with a farmland owner in Japan during the period. The agreement was executed on December 17, 2010 and runs for a term of one year from February 1, 2011 to January 31, 2012. The Company will lease a farmland which sits on 70,186 square meters of land in Japan with an annual rental of approximately $128,000.

On March 31, 2011, the Company entered into a land lease agreement with the People’s Government of Shidui Town pursuant to which the Company agreed to lease 3,620 mu of farmland (approximately 2.4 million square meters) located near Shidui Town Yuge Village. The term of the lease is six years, from January 1, 2011 through December 31, 2016 with an annual lease fee of approximately $530,000 per year.

14.	SEGMENT REPORTING AND GEOGRAPHICAL INFORMATION

(a)	Segment information

The Company’s chief operating decision maker has been identified as the chairman and CEO, Mr. Shili Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has one operating and reportable segment. The majority of the Company’s sales are derived from ginger, with no other product constituting more than 10% of the consolidated total sales.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(STATED IN US DOLLARS)

(b)	Geographical information

The following table sets forth the geographic information of our customers by designation of delivery:

For the nine months ended March 31, 2011

Market	% of revenue contribution
Japan	38%
UK	36%
Netherlands	17%
Others	9%
Total	100%

For the three months ended March 31, 2011

Market	% of revenue contribution
Japan	39%
UK	35%
Netherlands	16%
Others	10%
Total	100%

The Company’s operations are located in the PRC. For the nine months ended March 31, 2011 and the year ended June 30, 2010, 100% of the Company’s assets were located in the PRC.

15.	CONCENTRATION AND RISK

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. The Company’s results may be affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

(a)	Major customers

The Company had 5, 5 and 4 customers that in aggregate comprised 52%, 48% and 39% of net revenue for the three months ended March 31, 2011, nine months ended March 31, 2011 and the year ended June 30, 2010, respectively.

For the three months ended March 31, 2011

Customers	Revenues		Accounts Receivable

Customer A	$1,628,405	20%	$1,224,432
Customer B	772,912	10%	729,347
Customer C	780,457	10%	94,151
Customer D	487,828	6%	632,708
Customer E	466,721	6%	161,974
Total:	$4,136,323	52%	2,842,612

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(STATED IN US DOLLARS)

For the nine months ended March 31, 2011

Customers	Revenues		Accounts Receivable

Customer A	$3,879,590	17%	$1,224,432
Customer B	2,350,929	10%	729,347
Customer C	1,970,524	8%	94,151
Customer D	1,553,014	7%	632,708
Customer E	1,406,641	6%	161,974
Total:	$11,160,698	48%	$2,842,612

For the year ended June 30, 2010

Customers	Revenues		Accounts Receivable

Customer A	$3,771,035	17%	$602,020
Customer B	1,851,691	8%	152,811
Customer C	1,691,565	8%	370,555
Customer D	1,436,536	6%	375,930

Total:	$8,750,827	39%	$1,501,316

(b)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support trade receivables.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

Our operations are conducted through our wholly owned subsidiary, Xinsheng Food Co., Ltd. (“Xinsheng”), a company incorporated under the laws of the People’s Republic of China (“China” or the “PRC”). Xinsheng is principally engaged in the production and processing of fresh vegetables: mainly ginger, but also others such as onion and garlic. Xinsheng leases 7.7 million square meters of farm land in Anqiu within the Shandong Province in China for the planting and growing of high quality ginger. Our customers are primarily based in Japan and several countries within Europe. We produce high quality ginger according to the strict food safety standards of those countries. We have been certified by the British Retail Consortium Global Food Standard for Food Safety and also have met the requirements of Operational HACCP Specification. We maintain a monitoring and supervision program that we believe results in our products being in compliance with food safety standards from the countries into which we sell them.

Production Process and Quality Control Procedures:

Currently, we lease 7.7 million square meters of land in Anqui, Shandong Province where we plant and harvest high quality ginger in addition to other vegetables, including onion and garlic. The planting of ginger takes place in April, the fourth quarter of our fiscal year, and harvesting takes place in October, the second quarter of our fiscal year.

Prior to March 31, 2011, we leased 5.3 million square meters of farmland. On March 31, 2011, we leased an additional 2.4 million square meters, or 3,620 mu, of farmland, increasing total farmland by approximately 45% to 7.7 million square meters. The newly leased farmland is located in close proximity to the 5.3 million square meters of land currently leased in Anqiu, Shandong Province. Planting on the new 2.4 million square meters and existing 5.3 million square meters of farmland began in April 2011.

Our quality control procedures are as follows:

1.	Soil is tested for chemical residue that may have harmful effect on our products.

2.	Our fertilizing and debugging methods are environmentally friendly, and we do not use chemical pesticides.

3.	Raw ginger is randomly selected to test for any chemical residue.

4.	Raw ginger is randomly selected to check for inappropriately sized or rotten ginger.

5.	Half-finished product is randomly selected to ensure that their size and weight will meet customer requirements.

6.	Finished product is randomly selected for quality and quantity testing.

7.	Electronic weights are tested to ensure they are working properly.

8.	Finished product is randomly selected to ensure that their weight will meet customer requirements.

On December 17, 2010, we signed an agreement with a farmland owner in the town of Yinayityou within the Shimane County of Japan, to expand our ginger production. Japan’s Shimane County is situated in a mild ocean climate with temperatures that are ideal for planting ginger. The agreement will run for a period of one year from February 1, 2011 to January 31, 2012. According to the agreement, we will lease a ginger farm which sits on 70,186 square meters of land.  We will be responsible for the production and management of the ginger farm, including distribution of the ginger, and the farmland owner will be responsible for planting the ginger and providing the labor force. This agreement, we believe, will provide us several advantages including a higher price point for our ginger. Additionally, due to the high quality and safety standards enforced in Japan, we anticipate that customer confidence will increase. On March 11, 2011, an earthquake followed by a tsunami hit the northeastern coast of Japan. The natural disaster occurred approximately 1,500 kilometers from this farmland located in western Japan and it has not been affected. We believe that we will be looked upon to provide an increased quantity of products for sale in Japan.

Our Products

Fresh Vegetables

Ginger

Frozen Vegetables

Peeled Ginger	Diced Garlic

Diced Ginger	Garlic Puree

Ginger Puree Cubes	Garlic Puree Cubes

Ginger Puree	Diced Onion

Strawberry	Peeled Garlic

For the nine months ended March 31, 2011 the Company produced 11 ginger and fresh vegetable products. Ginger was the biggest revenue generator and accounted for approximately 85% of our sales during the nine month period ended March 31, 2011.

Our customers

After years of building our reputation, we have earned the trust of our customers. Our customers include suppliers to one of the world’s largest supermarket chains in Europe and a major ingredient producer in Japan. Our major customers are located in Japan and within Europe, including the United Kingdom and the Netherlands.

The following table depicts our top five customers and their percentage of current sales for the nine months ended March 31, 2011.

Top 5 Customers for the Nine Months ended March 31, 2011

(Total sales revenue for the nine months ended March 31, 2011: US$23,419,274)

Customer	Revenues		%
1. Customer A	US$	3,879,590	17%
2. Customer B	US$	2,350,929	10%
3. Customer C	US$	1,970,524	8%
4. Customer D	US$	1,553,014	7%
5. Customer E	US$	1,406,641	6%
Total:	US$	11,160,698	48%

The following table sets forth our sales distribution by location of delivery:

Market	% of revenue contribution
Japan	38%
UK	36%
Netherlands	17%
Others	9%
Total	100%

Growth Strategy

We are applying the following growth strategies:

•	Increasing market share by leasing additional farmland.

•	Continue to maintain our reputation and customer satisfaction by meeting applicable food safety standards.

•	Increasing production capacity to satisfy increasing customer demand.

•	Working with our customers to meet end user demand for new products and forms of our ginger and frozen vegetables.

•	Continuing to maximize operating efficiencies through the utilization of our existing infrastructure and low labor and operating costs.

Competitive Advantages

Our primary competitive advantage is that we lease over 7.7 million square meters of farmland in Anqiu Weifang, a major farming region in Shandong, China, an ideal location to grow sandy soil plants such as ginger. Anqiu is one of the largest ginger producing region in China with over 500 years of history. The long term lease provides stable farmland for planting.

Other competitive advantages include:

•	There is growing demand for ginger in the agricultural industry. Ginger is used in cooking as both an ingredient and main course;

•	We are able to meet strict export requirements that smaller local producers are unable to meet;

•	We believe that we have significantly more farmland than most of our competitors;

•
Our customers are willing to pay a premium for our high quality products since we comply with the most stringent international safety and quality standards that many of our smaller competitors are currently unable to meet; and

•	Local governments have tightened the export license renewal procedures and have toughened inspection, as a result of which certain exporters have terminated operations.

Our social responsibility

Viewing ourselves as an agent for social change and economic development, we are aware of the importance of sustainable village development. We hire and train local workforce hoping to help raise the overall level of community prosperity. In December 2010, Man Shing was awarded a top honor at an event co-sponsored by China New Village Online, China New Village Management Council and Shandong Province New Village Development Selection Committee for its leadership in farming development in the Shandong Province and our contribution to local Anqui community by creating job opportunities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	For the three months ended March 31,
	2011	2010
Sales:	$7,947,540	$5,283,909
Cost of Goods Sold:	$4,625,866	$3,118,228
Operating Expenses:	$1,018,486	$439,008
Other Income (Loss):	$8,678	$(11,302)
Income from Operations:	$2,311,866	$1,715,371
Income Taxes:	$-	$-
Net Income:	$2,311,866	$1,715,371
Other Comprehensive Income (Loss):	$222,610	$21,629
Total Comprehensive Income:	$2,534,476	$1,737,000

Revenues

We had net revenues of $7,947,540 and $5,283,909 for the three months ended March 31, 2011 and 2010, respectively. The sales revenues were due primarily to the sales of our frozen and fresh ginger and other agricultural products. The 50% increase in revenues was due to the expansion of our business through leasing more farmland, our marketing strategy and our customer loyalty, and increase in market price of ginger to approximately $1,360 per ton as compared to $1,080 per ton for the same period in last year.

We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of our products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 13% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by us on raw materials and other materials included in the cost of producing their finished product.

Our sales arrangements are not subject to warranty. We did not record any product returns for each of the three months ended March 31, 2011 or 2010.

Cost of Sales

Cost of sales primarily includes cost to plant, harvest and store ginger and other agricultural products such as ginger seeds and fertilizers. During the three months ended March 31, 2011, cost of sales were $4,625,866, or approximately 58% of revenues, versus $3,118,228, or approximately 59% of revenues for the three months ended March 31, 2010. The cost of sales as a percentage of revenues remained stable mainly due to controls on the costs of planting and production. Also, we maintain a high utilization rate of our ginger with a minimal amount of waste due to good storage facilities.

Gross profit

We had gross profit of $3,321,674 for the three months ended March 31, 2011, which increased by $1,155,993 or 53% when compared to the gross profit of $2,165,681 for three months ended March 31, 2010.

Gross profit margin remained stable at 42% for the three months ended March 31, 2011 as compared to 41% for the three months ended March 31, 2010.

The gross profit margin for our ginger and agricultural products remained stable during the period was mainly due to controls on the costs of planting and production. Also, we maintain a high utilization rate of our ginger, with a minimal amount of waste due to good storage facilities.

Expenses

Operating expenses for the three months ended March 31, 2011 and 2010 were $1,018,486 and $439,008, respectively. The increase in operating expenses was due primarily to the increase in the selling and marketing expenses by $344,299 and the increase in general and administrative expenses by $235,179.

Selling and marketing expenses were 9% of revenues for the three months ended March 31, 2011 and 7% of revenues for the three months ended March 31, 2010. The increase in the selling and marketing expenses was due primarily to the increase in distribution costs and an increase in sales and marketing activities to both existing and new customers.

General and administrative expenses were 4% of revenues for the three months ended March 31, 2011 and 2% of revenues for the three months ended March 31, 2010. General and administrative expenses were maintained at a stable and relatively low level as a percentage of revenue. General and administrative expenses consisted of mainly professional fees and office rental expenses.

Income

We had net income of $2,311,866 and $1,715,371 for the three months ended March 31, 2011 and 2010, respectively. Net income margin was 29% for the three months ended March 31, 2011 as compare to 32% for the three months ended March 31, 2010. The net income in these periods was due primarily to sales of our fresh and frozen ginger and other agricultural products. Our net income is a function of revenues, cost of sales and other expenses as described above. The increase in net income is attributable to the expansion of our business through our marketing strategy and our customer loyalty, and increase in sales of our products. Our net income margin decreased due to increase in selling and marketing expenses and increase in general and administrative expenses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

	For the nine months ended March 31,
	2011	2010
Sales:	$23,419,274	$15,074,376
Cost of Goods Sold:	$13,598,988	$9,873,399
Operating Expenses:	$2,912,920	$1,122,302
Other Loss:	$(139,159)	$(23,406)
Income from Operations:	$6,768,207	$4,055,269
Income Taxes:	$-	$-
Net Income:	$6,768,207	$4,055,269
Other Comprehensive Income (Loss):	$665,899	$(19,731)
Total Comprehensive Income:	$7,434,106	$4,035,538

Revenues

We had net revenues of $23,419,274 and $15,074,376 for the nine months ended March 31, 2011 and 2010, respectively. The sales revenues were due primarily to the sales of our frozen and fresh ginger and other agricultural products. The 55% increase in revenue is attributable to the expansion of our business through leasing more farmland, our marketing strategy and our customer loyalty, and increase in market price of ginger to approximately $1,300 per ton as compared to $990 per ton for the same period in last year. We did not record any product returns for each of the nine months ended March 31, 2011 and 2010.

Cost of Sales

During the nine months ended March 31, 2011, we had cost of sales of $13,598,988, or approximately 58% of revenues, versus cost of sales of $9,873,399, or approximately 65% of revenues for the nine months ended March 31, 2010. The cost of sales as a percentage of revenues decreased due to the large increase in the market price to approximately $1,300 per ton as compared to $990 per ton for the same period in last year and controls on the costs of planting and production. Also, we maintain a high utilization rate of our ginger, with a minimal amount of waste due to good storage facilities.

Gross profit

We had gross profit of $9,820,286 for the nine months ended March 31, 2011, which increased by $4,619,309 or 89% when compared to the gross profit of $5,200,977 for nine months ended March 31, 2010.

Gross profit margin improved by 7% from 35% for the nine months ended March 31, 2010 to 42% for the nine months ended March 31, 2011.

The increase in gross profit margin for our ginger and agricultural products during the period under review was due primarily to the increase in our selling prices and our control of material costs and overheads, resulting from better utilization of our plantation and processing facilities due to economies of scale from larger output volume.

Expenses

Operating expenses for the nine months ended March 31, 2011 and 2010 were $2,912,920 and $1,122,302, respectively. The increase in operating expenses was due to the increase in the selling and marketing expenses by $1,380,075 and the increase in general and administrative expenses by $410,543.

Selling and marketing expenses were 9% of revenues for the nine months ended March 31, 2011 and 5% of revenues for the nine months ended March 31, 2010. The increase in the selling and marketing expenses was due primarily to the increase in distribution costs and an increase in sales and marketing activities to both existing and new customers.

General and administrative expenses remained stable at 3% of revenues for the nine months ended March 31, 2011 and 2% of revenues for the nine months ended March 31, 2010. General and administrative expenses were maintained at a stable and relatively low level as a percentage of revenue. General and administrative expenses consisted of mainly professional fees and office rental expenses.

Income

We had net income of $6,768,207 and $4,055,269 for the nine months ended March 31, 2011 and 2010, respectively. Net income margin improved by 2% from 27% for the nine months ended March 31, 2010 to 29% for the nine months ended March 31, 2011. The net income in these periods was due primarily to sales of our fresh and frozen ginger and other agricultural products. Our net income is a function of revenues, cost of sales and other expenses as described above. The increase in net income is attributable to the expansion of our business through our marketing strategy and our customer loyalty, and increase in sales of our products. In addition, we were able to maintain expenses at a stable level as a percentage of revenue.

Impact of Inflation

We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

As of March 31, 2011 and 2010, cash and cash equivalents totaled $6,299,438 and $378,929, respectively.

The working capital for the nine months ended March 31, 2011 and 2010 amounted to $21,183,648 and $7,235,274, respectively. Cash provided by operating activities was $2,332,326 for the nine months ended March 31, 2011 as compared to cash used in operating activities of $1,852,305 for the nine months ended March 31, 2010. Positive cash flows from operations for the nine months ended March 31, 2011 were due primarily to the increase in net income generated from operating activities to $6,768,207, which was in line with increase in revenue, increase in accounts payable by $748,898 and increase in prepayment and deferred inventory costs of $155,341 which was in connection with prepaid rent, supplies and other items used in the growing and packaging of ginger, partially offset by an increase in inventory by $3,232,632 due to increase lease of farmland for planting of products and increase in accounts receivable by $2,332,714.

Cash used in investing activities were $577,622 and $230,008 for the nine months ended March 31, 2011 and 2010, respectively.  Net cash used in investing activities for the nine months ended March 31, 2011 was due primarily to the purchase of equipment.

Cash provided by financing activities were $4,025,129 and $2,098,187 for the nine months ended March 31, 2011 and 2010, respectively. Positive cash flows from financing for the nine months ended March 31, 2011 were due to proceeds from the issuance of shares of our common stock.

 Overall, we have funded all of our cash needs and no significant amount of our trade payables has been unpaid within the stated trade term. As of March 31, 2011, we are not subject to any unsatisfied judgments, liens, or settlement obligations.

The Company has signed an agreement with a farmland owner in Japan. The agreement was executed on December 17, 2010 and runs for a term of one year from February 1, 2011 to January 31, 2012. The Company will lease a farmland which sits on 70,186 square meters of land in Japan with an annual rental of approximately $128,000. On March 31, 2011, the Company entered into a land lease agreement with the People’s Government of Shidui Town pursuant to which the Company agreed to lease 3,620 mu of farmland (approximately 2.4 million square meters) located near Shidui Town Yuge Village. The term of the lease is six years, from January 1, 2011 through December 31, 2016 with an annual lease fee of approximately $530,000 per year. The Company expects to pay the annual rental from its working capital.

Off-Balance Sheet Arrangements

As of March 31, 2011, we have no off-balance sheet arrangements.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (who is also our Chief Executive Officer) and principal financial officer (who is also our Chief Financial Officer), we conducted an evaluation of the effectiveness, as of March 31, 2011, of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective.

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

PART II OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, we did not issue any unregistered securities that were not otherwise reported in a Current Report on Form 8-K.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Addendum to Series 2009 Secured Note Due March 8, 2011(1)
10.2	Translation of Land Lease Agreement, dated March 31, 2011(2)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Current Report on Form 8-K dated March 11, 2011.

(2)	Incorporated by reference to our Current Report on Form 8-K dated April 5, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN SHING AGRICULTURAL HOLDINGS, INC.

Date: May 10, 2011	By:	/s/ Shili Liu
Name: Shili Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	By:	/s/ Kenny Chow
Name: Kenny Chow
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Addendum to Series 2009 Secured Note Due March 8, 2011(1)
10.2	Translation of Land Lease Agreement, dated March 31, 2011(2)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Current Report on Form 8-K dated March 11, 2011.

(2)	Incorporated by reference to our Current Report on Form 8-K dated April 5, 2011.