Form 10-K
period 2011-06-30
MAN SHING AGRICULTURAL HOLDINGS, INC
filed 2011-09-28
CIK 1430060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011
or
☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 000-53146

MAN SHING AGRICULTURAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0660577
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Linghe Town, Anqiu City
Weifang, Shandong Province
People’s Republic of China 262127	NA
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (86) 536-4644888

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2011 was $7,719,935.

The number of shares outstanding of the registrant’s common stock as of September 16, 2011 was 48,026,958.

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

PART I

ITEM 1.	BUSINESS

In this annual report on Form 10-K:

•	“Man Shing” refers to Man Shing Agricultural Holdings, Inc., a Nevada corporation (formerly known as Montgomery Real Estate Service, Inc. (“Montgomery”)).

•	“Hero” refers to Hero Capital Profits Limited, a British Virgin Islands company that is wholly owned by Man Shing.

•	“We,” “us” and “our” or the “Company” refer to the combined business of Man Shing, Hero Capital and their direct Chinese operating subsidiaries, unless the context indicates otherwise.

•	“Xinsheng” refers to Weifang Xinsheng Food Co., Ltd., a wholly owned subsidiary of Hero and an indirect wholly owned subsidiary of Man Shing.

•	“the Company” collectively refer to Man Shing, Hero and Xinsheng.

•	“RMB” refers to Renminbi, the legal currency of China.

•	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

•	“China” and “PRC” refer to the People’s Republic of China.

Company History and Background

Man Shing was incorporated on February 8, 2000 under the laws of the State of Nevada.  From the beginning of 2003 until December 31, 2007, Man Shing had no operations and no assets and was a dormant company with no revenues.  Subsequent to December 31, 2007, Man Shing began operating in the real estate industry and engaging in the business of buying, selling, renting, and improving real estate. During 2008 and before the reverse merger in 2009, Man Shing engaged in buying and selling real estate and managing new rental property.  Since the reverse merger was consummated on August 20, 2009, we have continued the operations of Xinsheng, a company which is principally engaged in the production and processing of fresh vegetables such as ginger, onion and garlic and discontinued our real estate business. As of June 30, 2011, we have leased 7.7 million square meters of farm land, which is one of the largest ginger farm lands in the region in which we operate. We strive to provide high quality products to our customers. Under our close monitoring and supervision program, we believe we can ensure that all food products we produce are in compliance with food safety standards from around the world.

The Business Combination

On August 20, 2009, we entered into a Plan of Exchange (the “Plan of Exchange”) with Hero, pursuant to which we acquired 100% of the issued and outstanding share capital of Hero in exchange for the issuance of 32,800,000 shares of common stock of Man Shing, par value $0.001 (“Common Stock”) and the transfer of 3,535,000 shares of preferred stock of Man Shing (“Preferred Stock”) by Northeast Nominee Trust (Duane Bennett, trustee) to the former shareholders of Hero. Xinsheng, a company organized and existing under the laws of the PRC, is a wholly owned subsidiary of Hero, and, as a result of the transactions contemplated by the Plan of Exchange, a wholly owned indirect subsidiary of the Company.

Hero was incorporated in the British Virgin Islands under the BVI Business Companies Act on March 26, 2002. Xinsheng was established in 1998. It is a wholly owned foreign enterprise located in Linghe Town, Anqiu City, Shandong Province, PRC.

On August 28, 2009, Man Shing entered into an Agreement (the “Torres Agreement”) with Pablo Torres (“Torres”). Pursuant to the terms of the Torres Agreement, Torres acquired 100% of Man Shing’s total assets of $304,210 prior to the consummation of the transactions contemplated by the Plan of Exchange in exchange for assumption of liabilities of $258,745.

On September 2, 2009, we changed our name to Man Shing Agricultural Holdings, Inc. to more accurately reflect our business after the consummation of the transactions contemplated by the Plan of Exchange.

Subsequent to the consummation of the transactions contemplated by the Plan of Exchange, we were no longer engaged in the business of buying and selling real estate.

Organizational Structure

The following chart reflects our organizational structure as of June 30, 2011:

Business Overview

Our operations are conducted through our wholly owned subsidiary, Xinsheng, a company incorporated under the laws of the PRC. Xinsheng is principally engaged in the production and processing of fresh ginger, as well as other vegetables, such as onion and garlic. Xinsheng leases 7.7 million square meters of farm land in Anqiu within the Shandong Province in China for the planting and growing of high quality ginger. Our customers are primarily based in Japan and several countries within Europe. We produce high quality ginger according to the strict food safety standards of those countries. We have been certified by the British Retail Consortium Global Food Standard for Food Safety. Regarding food safety management system, we have met the requirements under Hazard Analysis and Critical Control Point Principles (“HACCP”). We maintain a monitoring and supervision program that we believe results in our products being in compliance with food safety standards from the countries into which we sell them.

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

Prior to March 31, 2011, we leased 5.3 million square meters of farmland. On March 31, 2011, we leased an additional 2.4 million square meters, or 3,620 mu, of farmland, increasing total farmland by approximately 45% to 7.7 million square meters. The newly leased farmland is located in close proximity to the 5.3 million square meters of land previously leased in Anqiu, Shandong Province. Planting on the new 2.4 million square meters and existing 5.3 million square meters of farmland began in April 2011.

Our quality control procedures include the following:

1.	Soil is tested for chemical residue that may have harmful effect on our products.

2.	Our fertilizing and debugging methods are environmentally friendly, and we do not use chemical pesticides.

3.	Raw ginger is randomly selected to test for any chemical residue.

4.	Raw ginger is randomly selected to check for inappropriately sized or rotten ginger.

5.	Half-finished ginger products are randomly selected to ensure that its size and weight will meet customer requirements.

6.	Finished product is randomly selected to test for quality and quantity.

7.	Electronic weights are utilized to weigh the finished products. In order to ensure the weights are working properly and accurately the weights are tested frequently.

8.	Finished product is randomly tested to ensure that its weight will meet customer requirements.

Our Products

Fresh Vegetables

Ginger

Frozen Vegetables

Peeled Ginger	Diced Garlic

Diced Ginger	Garlic Puree

Ginger Puree Cubes	Garlic Puree Cubes

Ginger Puree	Diced Onion

Strawberry	Peeled Garlic

We produced 11 products in the year ended June 30, 2011. Ginger accounted for approximately 86% of our sales in the year ended June 30, 2011.

After years of building our reputation, we believe that we have earned the trust of our customers. Our customers include suppliers to one of the world’s largest supermarket chains in Europe and a major ingredient producer in Japan. Our major customers are located in Japan and within Europe, including the United Kingdom and the Netherlands.

The following table lists our top five customers and their percentage of current sales for the year ended June 30, 2011.

Top 5 Customers for the Year ended June 30, 2011

(Total sales revenue for the year ended June 30, 2011: US$32,253,922)

Customer	Revenues	%
1. Customer A	$5,546,059	17%
2. Customer B	$2,877,633	9%
3. Customer C	$2,674,253	8%
4. Customer D	$2,460,298	8%
5. Customer E	$2,005,084	6%
Total:	$15,563,327	48%

The following table sets forth our sales by geographic segmentation:

Market	% of revenue contribution
PRC (note a)	52%
UK	21%
Japan	16%
Netherlands	6%
Others	5%
Total	100%

Note a: The following table sets forth our PRC customers by designation of delivery:

Market	% of revenue contribution
Japan	47%
UK	28%
Netherlands	18%
Others	7%
Total	100%

Growth Strategy

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

We intend to grow by:

•
Increasing market share by leasing additional farmland. Prior to March 31, 2011, Man Shing leased 5.3 million square meters of farmland. On March 31, 2011, the Company leased an additional 2.4 million square meters of farmland increasing total farmland by approximately 45% to 7.7 million square meters. Planting on all 7.7 million square meters of farmland began in April 2011.

•	Maintaining our reputation and increasing customer satisfaction by meeting applicable food safety standards.

•	Increasing production capacity to satisfy increasing customer demand.

•	Working with our customers to meet end user demand for new products and forms of our ginger and frozen vegetables. For the year ended June 30, 2011, Man Shing produced 11 products.

•	Continuing to maximize operating efficiencies through the utilization of our existing infrastructure and low labor and operating costs.

Competition

Man Shing is located in Anqiu City, Shandong Province. Anqiu is a large ginger producing region in China, and is an ideal location to grow sandy soil plants such as ginger. Within the Shandong Province region competitors consist of smaller local processing enterprises as compared to Man Shing.

We operate in a highly fragmented industry and our primary competitive advantage is that we lease over 7.7 million square meters of farm land in Anqiu Weifang. The long term leases provide stable farm land for planting.

We believe our ability to maintain a competitive advantage depends on many factors including the following:

•	There is growing demand for ginger in the agricultural industry. Ginger is used in cooking as both an ingredient and main course;

•	We are able to meet strict export requirements that smaller local producers are unable to meet;

•
Man Shing has leased 7.7 million square meters of farmland. We believe that we have significantly more farmland than most of our competitors in the region. Man Shing’s size supports the Company’s expensive safety standards;

•
Man Shing has spent a significant amount of capital on safety and operational infrastructure. This investment is highly leveragable as we continue to lease more land and increase the amount of tonnage harvested;

•
Man Shing has relationships not only with the local government but also with its customers. Through these relationships Man Shing has been able to increase the amount of farmland leased year over year and maintain its customer base. Our customers are willing to pay a premium for our high quality products since we comply with the most stringent international safety and quality standards that many of our smaller competitors are currently unable to meet; and

•	Local governments have tightened the export license renewal procedures and have toughened inspection, as a result of which certain exporters have terminated operations.

We believe that Man Shing is uniquely positioned as a leading exporter and one of the largest producers of ginger in the Shandong Province. We depend on our ability to continue to increase our land capacity which we have successfully done over the past several years. We must also maintain long term relationships with customers and attract new customers in order to continue increasing revenue and profitability.

Intellectual Property

As of June 30, 2011, we have no patents, copyrights, or registered trademarks.

Regulations

There are no specific laws or regulations governing our industry.  The Company is not subject to income tax due to an exemption to the PRC Enterprise Income Tax law, which became effective on January 1, 2008, for rural agricultural businesses.  The Company must file for the exemption annually.

Employees

The following table sets forth the number and department of Xinsheng’s employees as of June 30, 2011:

Department	Number of Full-Time Employees Within Department	Number of Part-Time or Seasonal Workers Within Department

Finance	5
Administration	5
Sales	5
Production	55	448
Farmland	6
Total	76	448

As of June 30, 2011, neither Man Shing nor Hero had any employees other than executive officers.

Distribution Methods

The Company is a leading producer of high quality fresh vegetable products. The Company sells and distributes its products directly to all of its customers.

Raw Materials

The Company purchases ginger and other vegetables seeds from individual farmers and fertilizer from suppliers. The Company is not dependent on any single supplier of seeds or fertilizer and relies on one-off purchases rather than long-term contracts with its suppliers.

Seasonality

Ginger is a vegetable that is in high demand and consumed throughout the year. Additionally, after harvesting the products are stored up in thermostatic warehouse for sale throughout the year.

Research and Development

The Company has not had research and development costs during the last two fiscal years.

ITEM 1A.             RISK FACTORS

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 2.                PROPERTIES

Under the current laws of the PRC, land is owned by the state, and parcels of land in rural areas, known as collective land, are owned by rural collective economic organizations.

On December 30, 2008 and December 31, 2009 the Company entered into lease agreements with the People’s Government. Pursuant to these agreements, a total of 5,000 mu (approximately 3.335 million square meters) and 3,000 mu (approximately 2 million square meters), respectively, of farmland located in Shidui Town were leased from January 1, 2009 to December 31, 2023 and January 1, 2010 to December 31, 2025, respectively, with total annual lease payments of RMB3,000,000 (approximately $463,564) and RMB1,800,000 (approximately $278,138), respectively.

On July 1, 2009, the Company entered into a lease agreement with a third party. Pursuant to the agreement, we leased the office building and plant located in Linghe Town from July 1, 2009 to June 30, 2014. The first year’s rent was waived and an annual rental payment of RMB900,000 (approximately $139,069) was due starting on the second year.

In October 6, 2010, the company entered into several lease agreements with local village for inventory (ginger) storage located in Huiqu Town. Pursuant to these agreements, annual lease payment will be calculated upon on the weight of inventory stored at the rate of RMB280 per ton.

On March 31, 2011, the Company entered into a land lease agreement with the People’s Government of Shidui Town pursuant to which the Company agreed to lease 3,620 mu of farmland (approximately 2.4 million square meters) located near Shidui Town Yuge Village. The term of the lease is from January 1, 2011 through December 31, 2016 with an annual rent of RMB3,475,200. (approximately $536,992).

As of June 30, 2011, construction in progress of $211,752 was in conjunction with the construction of a new environmental facility.

ITEM 3.	LEGAL PROCEEDINGS

None.

There are no material proceedings to which any of our directors, officers, affiliates or five percent shareholders, or any associate of any such person, is a party adverse to us or any of our subsidiaries or has a material adverse interest to us or any of our subsidiaries.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been traded on the OTC Bulletin Board under the trading symbol “MSAH” since August 13, 2009. The closing price of our Common Stock on June 30, 2011 was $0.35 per share.

The table below sets forth, for the calendar quarters indicated, the high and low bid prices for the Common Stock. The OTC Bulletin Board quotations reflect inter-dealer prices, without retail markup, mark-down or commission, and may not represent actual transactions.

	Common Stock
	High	Low

Quarterly Highs and Lows
Fiscal Year 2009-2010
First Quarter (August 29-September)	$1.01	$1.01
Second Quarter (October-December)	$4.00	$2.50
Third Quarter (January-March)	$2.95	$0.99
Fourth Quarter (April-June)	$1.75	$0.41
Fiscal Year 2010-2011
First Quarter (July-September)	$0.51	$0.09
Second Quarter (October-December)	$0.76	$0.25
Third Quarter (January-March)	$0.65	$0.26
Fourth Quarter (April-June)	$0.5	$0.35

As of September 16, 2011, there were 48,026,958 shares of Common Stock outstanding held by approximately 175 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth aggregate information regarding the Company’s equity compensation plans in effect as of June 30, 2011:

Equity Compensation Plan Information

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	0	N/A	1,990,000	(1)

Total	0	N/A	1,990,000

(1) On November 4, 2008, the Board approved the 2008 Non-Qualified Stock Compensation Plan, which authorized the issuance of up to 2,000,000 shares of Common Stock to certain employees, officers, directors and consultants of the Company. On November 4, 2008, the Company issued 5,000 shares of Common Stock to Duane Bennett, our former President, pursuant to the plan.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities in the year ended June 30, 2011 that were not otherwise reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Repurchases

There were no repurchases made by or on behalf of the Company during the quarter ended June 30, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

 As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the fiscal years ended June 30, 2011 and 2010 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the sections titled “Cautionary Notice Regarding Forward-Looking Statements” and “Business” in this annual report. We may use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We principally engaged in the production and processing of fresh ginger, as well as other vegetables, such as onion and garlic. Xinsheng leases 7.7 million square meters of farm land in Anqiu within the Shandong Province in China for the planting and growing of high quality ginger. Our customers are primarily based in Japan and several countries within Europe. We produce high quality ginger according to the strict food safety standards of those countries. We have been certified by the British Retail Consortium Global Food Standard for Food Safety and also have met the requirements of Operational HACCP Specification. We maintain a monitoring and supervision program that we believe results in our products being in compliance with food safety standards from the countries into which we sell them.

RESULTS OF OPERATIONS

Year Ended June 30, 2011 Compared to Year Ended June 30, 2010:

	June 30, 2011	June 30, 2010
Sales:	$32,253,922	$22,425,534
Cost of Goods Sold:	$18,652,553	$14,018,540
Operating Expenses:	$4,480,526	$3,093,149
Income from Operations:	$9,120,843	$5,313,845
Other Income (loss):	$(93,802)	$(69,352)
Income Taxes:	$0	$0
Net Income:	$9,027,041	$5,244,493
Other Comprehensive Income:	$991,412	$55,753
Total Comprehensive Income:	$10,018,453	$5,300,246

Results of Operations for the years ended June 30, 2011 and 2010

Revenues (for the years ended June 30, 2011 and 2010)

Net revenues were $32,253,922 and $22,425,534 for the years ended June 30, 2011 and 2010, respectively. The sales revenues were due primarily to the sales of our frozen and fresh ginger and other agricultural products. The 44% increase in revenue is attributable to the expansion of our business through leasing more farmland, our marketing strategy and our customer loyalty, and increase in market price of ginger to approximately $1,336 per ton as compared to $1,046 per ton for last year. We did not record any product returns for the year ended June 30, 2011 and 2010.

Cost of Sales (for the years ended June 30, 2011 and 2010)

Cost of sales primarily includes costs to plant, harvest and store ginger and other agricultural products such as ginger seeds and fertilizers. During the year ended June 30, 2011, we had cost of revenues of $18,652,553, or approximately 58% of revenues, versus cost of revenues of $14,018,540, or approximately 62.5%, of revenues for the year ended June 30, 2010. The cost of sales as a percentage of revenue decreased due to the large increase in the market price of ginger to approximately $1,336 per ton as compared to $1,046 per ton for the year ended June 30, 2010 and controls on the costs of planting and production. Also, we maintain a high utilization rate of our ginger with a minimal amount of waste due to good storage facilities.

Gross profit (for the years ended June 30, 2011 and 2010)

We had gross profit of $13,601,369 for the year ended June 30, 2011, which increased by $5,194,375 or 62% when compared to the gross profit of $8,406,994 for the year ended June 30, 2010.

Gross profit margin improved by 5% from 37% for the year ended June 30, 2010 to 42% for the year ended June 30, 2011.

The increase in gross profit margin for our ginger and agricultural products during the year under review was due primarily to the increase in our selling prices and our control of material costs and overheads, resulting from better utilization of our plantation and processing facilities due to economies of scale from larger output volume.

Expenses (for the years ended June 30, 2011 and 2010)

Operating expenses for the year ended June 30, 2011 were $4,480,526 compared to operating expenses of $3,093,149 for the year ended June 30, 2010. The increase in operating expenses was due to the increase in the selling and marketing expenses by $1,486,873 and the decrease in general and administrative expenses by $99,496.

Selling and marketing expenses were 9% of revenues for the year ended June 30, 2011 and 7% of revenues for the year ended June 30, 2010. The increase in the selling and marketing expenses was due primarily to the increase in distribution costs and an increase in sales and marketing activities to both existing and new customers.

General and administrative expenses were 5% of revenues for the year ended June 30, 2011 and 7% of revenues for the year ended June 30, 2010. General and administrative expenses were maintained at a relatively low level as a percentage of revenue. General and administrative expenses consisted of mainly professional fees and office rental expenses.

Income Taxes (for the years ended June 30, 2011 and 2010)

We had no income tax expense for the years ended June 30, 2011 and 2010, respectively, since the Company is exempted from the Enterprise Income Tax as approved by PRC tax bureau.

Income (for the years ended June 30, 2011 and 2010)

We had a net income of $9,027,041 and $5,244,493 for the years ended June 30, 2011 and 2010, respectively. Net income margin improved by 5% from 23% for the year ended June 30, 2010 to 28 % for the year ended June 30, 2011. The net income in these periods was due primarily to sales of our fresh and frozen ginger and other agricultural products. Our net income is a function of revenues, cost of sales and other expenses as described above. The increase in net income is attributable to the expansion of our business through our marketing strategy and our customer loyalty, and increase in sales of our products. In addition, we were able to maintain expenses at a stable level as a percentage of revenue.

Impact of Inflation

We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in our cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

As of June 30, 2011 and 2010, cash and cash equivalents totaled $7,081,297 and $378,929, respectively.

Working capital for the years ended June 30, 2011 and 2010 amounted to $23,612,157 and $10,277,907, respectively. Net cash provided by and used in operating activities for the years ended June 30, 2011 and 2010 amounted to $2,005,007 and $1,346,653, respectively. Cash flows from operations for the year ended June 30, 2011 were due primarily to the increase in net income generated from operating activities to $9,027,041 which was in line with increase in revenue, increase in other payables and accrued liabilities by $595,041 partially offset by increase in prepayment and deferred inventory costs of $3,600,697 which was in connection with prepaid rent, supplies and other items used in the growing and packaging of ginger and increase in accounts receivable by $3,866,471.

Cash flows used in investing activities were $726,047 and $356,101 for the years ended June 30, 2011 and 2010, respectively.  Net cash used in investing activities for the year ended June 30, 2011 was due primarily to the increase in fixed assets and purchase of equipment.

Net cash provided by financing activities for the years ended June 30, 2011 and 2010 amounted to $5,190,070 and $1,996,368, respectively. Positive cash flows from financing for the year ended June 30, 2011 were due primarily to proceeds from the issuance of shares of our common stock and proceeds from short-term loans.

On January 4, 2010, pursuant to the terms of a Securities Purchase Agreement (the “China Angel Securities Purchase Agreement”) by and among the Company and China Angel Assets Management Limited (“China Angel”), the Company issued a secured convertible redeemable debenture in the amount of $1,000,000, along with 800,000 shares of Common Stock, to China Angel. For further details, refer to Item 13.

On January 14, 2010, pursuant to the terms of a Securities Purchase Agreement (the “ZhiBo Securities Purchase Agreement”) by and among the Company and Guang Dong ZhiBo Investment Co., Ltd. (“ZhiBo”), the Company issued a secured convertible redeemable debenture in the amount of $500,000, along with 400,000 shares of Common Stock, to ZhiBo. For further details, refer to Item 13.

On September 13, 2010, the Company entered into securities purchase agreements with certain investors pursuant to which the investors were obligated to purchase an aggregate of 10,000,000 shares of Common Stock for consideration of $0.40 per share of Common Stock (an aggregate of $4,000,000). For further details, refer to Item 13.

As of June 30, 2011, we had a capital commitment of $208,957 (RMB1,352,288) in respect of an environmental equipment installation for construction in progress and two machineries, which will be funded by our cash and cash equivalents.

Overall, we have funded all of our cash needs and no significant amount of our trade payables has been unpaid within the stated trade term. As of June 30, 2011, we are not subject to any unsatisfied judgments, liens, or settlement obligations. We believe that the current operating activities would be able to generate adequate cash flows supporting the daily operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CRITICAL ACCOUNTING POLICIES

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

Based on the above assessment, during the reporting periods, the management establishes the general provision allowance equivalent to 0.5% of the gross amount of trade receivables due less than 1 year, 5% of the gross amount of trade receivables due from 1 to 2 years, and 10% of the gross amount of trade receivables due from 2 to 3 years. The management completely writes off the gross amount of trade receivables due over 3 years.  An additional specific provision is made against trade receivables to the extent to which they are considered to be doubtful.

Bad debts are written off when identified. The Company does not accrue interest on trade receivables.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed since establishment and the management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future.

Deferred inventory cost

In accordance with Accounting Standards Codification (“ASC’’)  905 “Agriculture’’ costs of growing crops shall be accumulated until the time of harvest. Growing crops shall be reported at the lower of cost or market.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined on a first in first out basis, which approximates weighted average and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories, cost includes an appropriate share of production overheads based on normal operating capacity.  In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Revenue recognition

Revenue from sales of the Company’s products, including fresh frozen produce and processed produce, is recognized upon customer acceptance, which occurs at the time of delivery to customer, provided persuasive evidence of an arrangement exists, such as signed sales contract, the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to its customers with no significant post-delivery obligation on our part, the sales price is fixed or determinable and collection is reasonably assured. We do not provide our customers with contractual rights of return and post-delivery discount for any of our products, including fresh produce and processed produce. When any significant post-delivery performance obligation exists, revenue is recognized only after such obligation is fulfilled. We evaluate the terms of sales agreement with our customer for fresh frozen produce and processed produce in order to determine whether any significant post-delivery performance obligations exist. Currently, the sales under fresh produce and processed produce segments do not include any terms which may impose any significant post-delivery performance obligations.

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

Convertible notes

According to ASC “470-20’’, Debt with conversion and other options’’, the Company records the convertible debt and accrued interest as conventional convertible debt at the carrying amounts without bifurcation.

Stock-based compensation

The Company measures compensation expenses for its non-employee stock-based compensation under FASB ASC 718. The fair value of the stock issued was used to measure the compensation, as this is more reliable than the fair value of the services received. Fair value is measured using the bid price as the value of the Company’s common stock on the measurement date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any disagreements, transactions or events of the type described in Item 304(b) of Regulation S-K during the Company’s two most recent fiscal years or any subsequent interim period.

ITEM 9.A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness, as of the end of the period covered by this Annual Report, of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company‘s disclosure controls and procedures were effective.

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements;

Management, including our principal executive officer and principal financial officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

To achieve this, our management has engaged a certified public accounting firm in the United States as a consultant on GAAP matters, developed and relies upon flowcharts and an internal control matrix for major operational cycles and uses ‘’Accounting Research Manager’’ for GAAP research and provides CPE credits for our employees with technical training support.

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

Attestation Report of the Registered Public Accounting Firm

As a smaller reporting company, Man Shing is not required to provide an attestation report of its registered public accounting firm.

Changes in Internal Controls over Financial Reporting

In March 2011, we engaged a certified public accounting firm in the United States to act as a consultant to provide advice regarding internal controls over financial reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) during the fourth quarter of the year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There was no information that was required to be disclosed in a Current Report on Form 8-K during the quarter ended June 30, 2011 that was not so reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

A list of the officers and directors of the Company appears below.

Name	Age	Title

Liu Shi Li	43	Chief Executive Officer, President and Chairman

Kenny Chow	42	Chief Financial Officer and Director

Peter Cho	35	Independent Director

Xuguang Qiao	46	Independent Director

Kun Xu	46	Independent Director
Below is the five year employment history of each director and officer listed above.

Mr. Liu Shi Li has served as President and Chairman of the Company since August 31, 2009, and has served as Chief Executive Officer since December 20, 2010. Mr. Liu has over 18 years of experience in the agricultural industry. Mr. Liu began his career in 1992 with Rulin Enterprises located in Shandong Province as deputy general manager. Mr. Liu went on to become Chairman of Weifang Xinsheng Food Co., Ltd in 1998. Mr. Liu was appointed to serve as a member of Man Shing’s Board of Directors due to his solid experience in the agricultural industry.

Mr. Kenny Chow has served as Chief Financial Officer and as a director of the Company since August 31, 2009. Mr. Chow has over 15 years of experience in finance and accounting, working both for PricewaterhouseCoopers and certain public and non-public companies in Hong Kong. He began his career with PricewaterhouseCoopers Hong Kong, which his responsibilities included taxation and auditing services. Mr. Chow became Chief Financial Officer of Weifang Xinsheng Food Co., Ltd in 2009. Mr. Chow has worked in a business consulting firm and an accounting firm in Hong Kong from March 2006 to May 2007 and from June 2007 to February 2009, respectively. Mr. Chow obtained his Master of Corporate Governance degree from The Hong Kong Polytechnic University. Mr. Chow obtained his Bachelor of Commerce Degree from The Australian National University in Australia. We appointed Mr. Chow to serve as a member of our board of directors due to his extensive experience in finance and accounting.

Mr. Peter Cho Chun Wai has served as a director of the Company since August 31, 2009. Mr. Cho has been working in the accounting and finance field for various companies for more than ten years. Mr. Cho is currently working for a Hong Kong listed company, as Controller, Finance Department, and began working there in April 2008. From October 2004 through April 2008, Mr. Cho was an Accounting Manager for a listed company in Hong Kong. Mr. Cho was an Independent Non-Executive Director of another Hong Kong listed company from November 19, 2008 to August 15, 2010. Mr. Cho obtained his Master Degree of Corporate Finance and Bachelors Degree in Accounting from The Hong Kong Polytechnic University. He is a qualified accountant and a fellow member of the Hong Kong Institute of Certified Public Accountants (HKICPA). He was also a part-time tutor at Hong Kong Open University from October 1, 2007 to January 31, 2010 and is a workshop facilitator and marker of the “Qualification Programme” which is held by HKICPA. We appointed Mr. Cho to serve as a member of our board of directors due to his academic background and prior experience as an independent director of a listed company in Hong Kong.

Mr. Xuguang Qiao has served as a director of the Company since December 20, 2010. Mr. Qiao is currently the Vice-President of the College of Food Science & Project Engineering, and is also currently a Professor and Tutor of Doctorate Students, at Shandong Agricultural University, and has served various roles for Shandong Agricultural University since 1988. Mr. Qiao is also currently a council member of the Chinese Institute of Food Science and Technology (CIFST), an executive member of the Council of Fruit and Vegetable Processing of CIFST, and Vice-president of Institute of Food Science and Technology of Shandong Province. Mr. Qiao received a PhD in Processing and Storage of Agriculture Products and a Master degree majoring in Agriculture from the China University of Agriculture. Mr. Qiao received a Bachelor degree majoring in Agriculture from Shandong Agricultural University. We appointed Mr. Qiao to serve as a member of our board of directors due to his academic background and extensive experience in the agricultural industry.

Mr. Kun Xu has served as a director of the Company since December 20, 2010. Mr. Xu is currently a Tutor of Doctorate Students at the College of Horticulture Science and Engineering of Shandong Agricultural University and has served various roles for Shandong Agricultural University since 1982. Mr. Xu also currently serves as the Vice-President of the Leek, Ginger and Garlic of Society for Horticultural Science, the Secretary General of Ginger Industrial Technology Innovation and Strategic Alliances of Shandong, the Vice Chairman of Chinese Peasants' and Workers' Democratic Party of Taian, and as a Standing Member of the Taian Committee of Chinese People's Political Consultative Conference. Mr. Xu received a Master and Bachelor degree majoring in Agriculture from Shandong Agricultural University. We appointed Mr. Xu to serve as a member of our board of directors due to his academic background and extensive experience in the agricultural industry.

The term of office of each director expires at our annual meeting of stockholders or upon their removal or resignation when their successors are duly elected and qualified. Our officers serve at the discretion of the Board.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended June 30, 2011.

Code of Ethics

On August 31, 2009, the Company adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The Company hereby undertakes to provide to any person without charge, upon request, a copy of such Code of Ethics. Requests should be made in writing to Man Shing Agricultural Holdings, Inc.; Attention: Shili Liu; Linghe Town, Anqiu City, Weifang, Shandong Province, People’s Republic of China 262127.

Corporate Governance

Audit Committee.  The Company does not have a separately-designated audit committee or a committee performing similar functions, and the Board of Directors acts as the audit committee.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s Chief Executive Officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the fiscal years ended June 30, 2011 and 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Shili Liu(1)	2011	55,000	-	-	-	-	-	-	55,000
CEO, President and Chairman	2010	46,000	-	-	-	-	-	-	46,000
(Principal Executive Officer)
Eddie Cheung(1)	2011	25,099	-	-	-	-	-	-	25,099
Former CEO and Director	2010	175,000	-	-	-	-	-	-	175,000
Kenny Chow	2011	160,000	-	-	-	-	-	-	160,000
CFO and Director	2010	110,000	-	-	-	-	-	-	110,000

(1) On December 20, 2010, Eddie Cheung resigned as Chief Executive Officer and Shili Liu was appointed as Chief Executive Officer.

No unexercised options were held by the Company’s executive officers as of the year ended June 30, 2011.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by any if our executive officers as of June 30, 2011.

Option Grants in Last Fiscal Year

There were no options granted to any of the Company’s named executive officers during the year ended June 30, 2011.

During the year ended June 30, 2011, none of the Company’s named executive officers exercised any stock options.

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

Directors’ and Officers’ Liability Insurance

In December 2010 the Company obtained insurance insuring its directors and officers against liability.

Director Compensation

The Board may authorize and establish reasonable compensation of the directors for services to the Company, including, but not limited to, attendance at any annual or special meeting of the Board.

The following table sets forth compensation paid to the Company’s directors during the fiscal year ended June 30, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Cho	14,796	-	-	-	-	-	14,796
Xuguang Qiao(1)	2,758	-	-	-	-	-	2,758
Kun Xu(1)	2,758	-	-	-	-	-	2,758
Ji Yang(2)	2,416	-	-	-	-	-	2,416

(1) Appointed as a director on December 20, 2010.
(2) Resigned as a director on December 20, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following tables sets forth as of September 16, 2011 the number of shares of our Common Stock and Preferred Stock, respectively, beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Common Stock or Preferred Stock; (ii) each director; (iii) each officer; and (iv) all directors and executive officers as a group. As of September 16, 2011, 48,026,958 shares of Common Stock and 176,750 shares of Preferred Stock were issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

All share ownership figures relating to the Common Stock include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of September 16, 2011 which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each person below is c/o Man Shing Agricultural Holdings, Inc., Linghe Town, Anqiu City, Weifang, Shandong Province; People’s Republic of China 262127.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Class	Preferred Stock Beneficially Owned	Percent of Class
Shili Liu	25,145,000	52%	-	0%
Kenny Chow	825,000	2%	88,375	50%
Peter Cho	-	-	-	-
Xuguang Qiao	-	-	-	-
Kun Xu	-	-	-	-
All officers and directors as a group (5 individuals)	25,970,000	54%	88,375	50%

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding the Company’s equity compensation plans in effect as of June 30, 2011, refer to the table under Item 5 above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 9, 2009, Hero issued a promissory note (the “Note”), which Note is guaranteed by the Company, pursuant to which Hero agreed to pay to Precursor Management Inc. (Precursor”) the sum of Four Hundred and Fifty Thousand and 00/100 Dollars ($450,000), secured by a pledge of 2,250,000 shares of Common Stock owned by Eddie Cheung for the benefit of Mr. Shili Liu, who was at the time our President and Chairman. Simultaneous to the execution of the Note, the Company executed a written guaranty (the “Guaranty”) which guarantees payment of the $450,000 pursuant to the Note.  In the event that Hero defaults on its obligations under the Note, the Company will be legally obligated to assume payments thereunder.  In addition, Precursor will have the right to foreclose on the shares of Common Stock pledged as security for the Note.  This financing arrangement was negotiated as a condition to and in order to secure payment under the Plan of Exchange. On March 8, 2011, the parties to the Note extended the due date of the Note to June 8, 2011. The Note was interest-free. The Company has repaid $131,625 as of June 30, 2010 and has fully repaid the balance $318,375 on June 8, 2011.

On January 4, 2010, pursuant to the terms of the China Angel Securities Purchase Agreement, the Company issued a secured convertible redeemable debenture in the amount of $1,000,000, along with 800,000 shares of Common Stock, to China Angel. The Company’s obligations under the China Angel Securities Purchase Agreement were secured by 6,286,250 shares of Common Stock and 839,562 shares of preferred stock owned by Shi Li Liu. On November 30, 2010, pursuant to that certain Pledge Agreement dated as of January 4, 2010 by and among Shili Liu, China Angel Assets, and Greentree Financial Group, Inc. (“Greentree”), as escrow agent, as amended by that certain Addendum to Registration Rights Agreement, Secured Convertible Redeemable Debenture, Investor Rights Agreement, and Pledge Agreement dated as of September 13, 2010 by and between the Company and China Angel and agreed to by Shili Liu, China Angel agreed to release any and all rights of China Angel under such pledge agreement to 839,562 shares of Preferred Stock registered in the name of Shili Liu, in consideration of which Shili Liu agreed to cancel such shares of Preferred Stock. The shares of Preferred Stock were cancelled on December 16, 2010.

On January 14, 2010, pursuant to the terms of the ZhiBo Securities Purchase Agreement, the Company issued a secured convertible redeemable debenture in the amount of $500,000, along with 400,000 shares of Common Stock, to ZhiBo. The Company’s obligations under the ZhiBo Securities Purchase Agreement were secured by 3,143,125 shares of Common Stock and 419,781 shares of preferred stock owned by Shili Liu. On November 30, 2010, pursuant to that certain Pledge Agreement dated as of January 14, 2010 by and among Shili Liu, ZhiBo and Greentree, as escrow agent, as amended by that certain Addendum to Registration Rights Agreement, Secured Convertible Redeemable Debenture, Investor Rights Agreement, and Pledge Agreement dated as of September 13, 2010 by and between the Company and ZhiBo and agreed to by Shili Liu, ZhiBo has agreed to release any and all rights of ZhiBo under such pledge agreement to 419,781 shares of Preferred Stock registered in the name of Shili Liu, in consideration of which Shili Liu agreed to cancel such shares of Preferred Stock. The shares of Preferred Stock were cancelled on December 16, 2010.

On September 13, 2010, Man Shing entered into securities purchase agreements with certain investors pursuant to which the investors were obligated to purchase an aggregate of 10,000,000 shares of Common Stock for consideration of $0.40 per share of Common Stock (an aggregate of $4,000,000). On November 14, 2010, Man Shing and the investors entered into amendments to those certain securities purchase agreements pursuant to which each investor agreed to amend the closing date under each such investor’s agreement to be seven days following the date that 3,358,250 preferred shares of the Company registered in the name of Shili Liu had been cancelled. Pursuant to that certain Cancellation Agreement dated as of November 14, 2010 by and between the Company and Shili Liu, Shili Liu agreed to the cancellation of the such Preferred Stock on or before November 15, 2010, and Shili Liu agreed to indemnify each investor for any resulting damages if such Preferred Stock had not been cancelled on or before November 15, 2010. The Preferred Stock was cancelled on December 16, 2010. On January 18, 2011, the transactions contemplated by the securities purchase agreements were consummated.

Director Independence

On August 21, 2009, the Board appointed Peter Cho to serve as independent director effective August 31, 2009.  On December 20, the Board appointed Xuguang Qiao and Kun Xu to serve as independent directors effective immediately. The Board determined that each of Messrs. Cho, Qiao and Xu were independent as defined by Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and Section 10A(3) of the Securities Exchange Act of 1934, as amended.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On June 30, 2011, the Board appointed Moore Stephens, Hong Kong (“Moore Stephens”) as its new principal independent auditor. Prior to such appointment, BDO Limited served as our as independent auditors from October 29, 2010 until June 30, 2011 and Lake & Associates CPAs served as our as independent auditors from October 29, 2009 until October 29, 2010. Prior to October 29, 2009, Traci J. Anderson, CPA had served as our independent auditor since 2008.

The following table represents the approximate aggregate fees for services rendered by Moore Stephens, BDO and Lake & Associates CPAs for years ended June 30, 2011, and June 30, 2010:

	Year Ended June 30, 2011	Year Ended June 30, 2010

Audit Fees	$171,560	$77,000

Audit-Related Fees	$-	$-

Tax Fees	$-	$-

All Other Fees	$-	$-

Total Fees	$171,560	$77,000

Audit Fees

Moore Stephens’s audit fees for the year ended June 30, 2011 were $100,000 and consist of audit of the Company for the year ended June 30, 2011.

BDO’s audit fees for the year ended June 30, 2011 were $71,560 and consist of fees for the reviews of three interim financial statements.

Lake & Associates CPAs audit fees for the year ended June 30, 2010 were $77,000 and consist of the audit of the Company for the year ended June 30, 2010 and fees for the reviews of three interim financial statements.

Audit-Related Fees

There were no audit-related services provided during the period.

Tax Fees

There were no tax related services provided during the period.

All Other Fees

There were no other services provided during the period.

Pre-Approval of Services

The Company does not rely on pre-approval policies and procedures and does not have a separately designated audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(3)	The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

(b)	Exhibits

 The following exhibits are filed as part of, or are incorporated by reference in, this Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation of Man Shing Agricultural Holdings, Inc., as amended(1)
3.2	Bylaws of Man Shing Agricultural Holdings, Inc.(1)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Preferred Stock Certificate(1)
4.3	Secured Convertible Redeemable Debenture issued by the Company to China Angel Assets Management Limited (4)
4.4	Secured Convertible Redeemable Debenture issued by the Company to Guang Dong ZhiBo Investment Co., Ltd.(5)
4.5	Addendum to Series 2009 Secured Note due September 8, 2010, dated as of September 8, 2010(9)
4.6	Addendum to Series 2009 Secured Note due March 8, 2011, dated as of March 8, 2011(11)
10.1	Plan of Exchange between the Company and Hero Capital Profits Limited(2)
10.2	Factory Building Lease Agreement(2)
10.3	Farmland Undertaking Agreement(2)
10.4	Chinese Entrustment Agreement for Nominee Interest in HCP(3)
10.5	Written Guaranty by the Company to Precursor Management, Inc.(3)
10.6	Agreement between Man Shing Agricultural Holdings, Inc. and Pablo Torres(3)
10.7	Securities Purchase Agreement between the Company and China Angel Assets Management Limited(4)
10.8	Pledge Agreement by and among Shili Liu, China Angel Assets Management Limited, and Greentree Financial Group, Inc.(4)
10.9	Registration Rights Agreement by and among the Company and China Angel Assets Management Limited(4)
10.10	Amendment to Registration Rights Agreement by and among the Company and China Angel Assets Management Limited(6)
10.11	Investor Rights Agreement by and among the Company and China Angel Assets Management Limited(4)
10.12	Securities Purchase Agreement between the Company and Guang Dong ZhiBo Investment Co., Ltd.(5)
10.13	Pledge Agreement by and among Shili Liu, Guang Dong ZhiBo Investment Co., Ltd., and Greentree Financial Group, Inc.(5)
10.14	Registration Rights Agreement by and among the Company and Guang Dong ZhiBo Investment Co., Ltd.(5)
10.15	Amendment to Registration Rights Agreement by and among the Company and Guang Dong ZhiBo Investment Co., Ltd.(7)
10.16	Investor Rights Agreement by and among the Company and Guang Dong ZhiBo Investment Co., Ltd.(5)
10.17	2008 Non-Qualified Stock Compensation Plan(8)
10.18	Addendum between and among the Company and the investors named therein dated September 13, 2010(10)
10.19	Securities Purchase Agreement between and among the Company and the investors named therein dated as of September 13, 2010(10)
10.20	Form of Amendment No. 1 to Securities Purchase Agreement, dated as of November 14, 2010, by and among the Company and the investors named therein(13)
10.21	Cancellation Agreement, dated as of November 14, 2010, by and between the Company and Shili Liu(13)
10.22	Form of Addendum to Registration Rights Agreement, Secured Convertible Redeemable Debenture, Investor Rights Agreement and Pledge Agreement dated September 13, 2010(14)
10.22	Translation of Land Lease Agreement, dated March 31, 2011, between The People’s Government of Shidui Town and Weifang Xinsheng Food Company Limited(15)

21.1	List of Subsidiaries(12)
23.1	Consent of Lake & Associates CPAs
23.2	Consent of BDO Limited
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
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
(7) Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 5, 2010.
(8) Incorporated by reference to the Registration Statement on Form S-8 filed by the Company on November 4, 2008.
(9) Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 14, 2010.
(10) Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 13, 2010.
(11) Incorporated by reference to the Current Report on Form 8-K filed by the Company on March 11, 2011.
(12) Incorporated by reference to the Annual Report on Form 10-K filed by the Company on September 28, 2010.
(13) Incorporated by reference to the Current Report on Form 8-K filed by the Company on November 18, 2010.
(14) Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 16, 2010.
(15) Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 5, 2011.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN SHING AGRICULTURAL HOLDINGS, INC.

Dated: September 28, 2011	By:	/s/Shili Liu
	Name:	Shili Liu
	Title:	Chief Executive Officer, President and Chairman (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 28, 2011	By:	/s/Shili Liu
	Name:	Shili Liu
	Title:	Chief Executive Officer, President and Chairman (principal executive officer)

Dated: September 28, 2011	By:	/s/Kenny Chow
	Name:	Kenny Chow
	Title:	Chief Financial Officer and Director (principal accounting and financial officer)

Dated: September 28, 2011	By:	/s/Peter Cho
	Name:	Peter Cho
	Title:	Director

Dated: September 28, 2011	By:	/s/Xuguang Qiao
	Name:	Xuguang Qiao
	Title:	Director

Dated: September 28, 2011	By:	/s/Kun Xu
	Name:	Kun Xu
	Title:	Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Man Shing Agricultural Holdings, Inc., as amended(1)
3.2	Bylaws of Man Shing Agricultural Holdings, Inc.(1)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Preferred Stock Certificate(1)
4.3	Secured Convertible Redeemable Debenture issued by the Company to China Angel Assets Management Limited (4)
4.4	Secured Convertible Redeemable Debenture issued by the Company to Guang Dong ZhiBo Investment Co., Ltd.(5)
4.5	Addendum to Series 2009 Secured Note due September 8, 2010, dated as of September 8, 2010(9)
4.6	Addendum to Series 2009 Secured Note due March 8, 2011, dated as of March 8, 2011(11)
10.1	Plan of Exchange between the Company and Hero Capital Profits Limited(2)
10.2	Factory Building Lease Agreement(2)
10.3	Farmland Undertaking Agreement(2)
10.4	Chinese Entrustment Agreement for Nominee Interest in HCP(3)
10.5	Written Guaranty by the Company to Precursor Management, Inc.(3)
10.6	Agreement between Man Shing Agricultural Holdings, Inc. and Pablo Torres(3)
10.7	Securities Purchase Agreement between the Company and China Angel Assets Management Limited(4)
10.8	Pledge Agreement by and among Shili Liu, China Angel Assets Management Limited, and Greentree Financial Group, Inc.(4)
10.9	Registration Rights Agreement by and among the Company and China Angel Assets Management Limited(4)
10.10	Amendment to Registration Rights Agreement by and among the Company and China Angel Assets Management Limited(6)
10.11	Investor Rights Agreement by and among the Company and China Angel Assets Management Limited(4)
10.12	Securities Purchase Agreement between the Company and Guang Dong ZhiBo Investment Co., Ltd.(5)
10.13	Pledge Agreement by and among Shili Liu, Guang Dong ZhiBo Investment Co., Ltd., and Greentree Financial Group, Inc.(5)
10.14	Registration Rights Agreement by and among the Company and Guang Dong ZhiBo Investment Co., Ltd.(5)
10.15	Amendment to Registration Rights Agreement by and among the Company and Guang Dong ZhiBo Investment Co., Ltd.(7)
10.16	Investor Rights Agreement by and among the Company and Guang Dong ZhiBo Investment Co., Ltd.(5)
10.17	2008 Non-Qualified Stock Compensation Plan(8)
10.18	Addendum between and among the Company and the investors named therein dated September 13, 2010(10)
10.19	Securities Purchase Agreement between and among the Company and the investors named therein dated as of September 13, 2010(10)
10.20	Form of Amendment No. 1 to Securities Purchase Agreement, dated as of November 14, 2010, by and among the Company and the investors named therein(13)
10.21	Cancellation Agreement, dated as of November 14, 2010, by and between the Company and Shili Liu(13)
10.22	Form of Addendum to Registration Rights Agreement, Secured Convertible Redeemable Debenture, Investor Rights Agreement and Pledge Agreement dated September 13, 2010(14)
10.22	Translation of Land Lease Agreement, dated March 31, 2011, between The People’s Government of Shidui Town and Weifang Xinsheng Food Company Limited(15)
21.1	List of Subsidiaries(12)
23.1	Consent of Lake & Associates CPAs
23.2	Consent of BDO Limited
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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
(7) Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 5, 2010.
(8) Incorporated by reference to the Registration Statement on Form S-8 filed by the Company on November 4, 2008.
(9) Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 14, 2010.
(10) Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 13, 2010.
(11) Incorporated by reference to the Current Report on Form 8-K filed by the Company on March 11, 2011.
(12) Incorporated by reference to the Annual Report on Form 10-K filed by the Company on September 28, 2010.
(13) Incorporated by reference to the Current Report on Form 8-K filed by the Company on November 18, 2010.
(14) Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 16, 2010.
(15) Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 5, 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Man Shing Agricultural Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Man Shing Agricultural Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2011, and the related consolidated statements of operation and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  We were not engaged to audit, review, or apply any procedures to the consolidated financial statements of the Company for the year ended June 30, 2010 and we do not express an opinion or any other form of assurance on the consolidated financial statements for the year ended June 30, 2010, taken as a whole.  The financial statements of the Company as of June 30, 2010, and for the year then ended were audited by other auditors.  Those auditors expressed an unqualified opinion on those financial statements in their report dated September 21, 2010.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens
Certified Public Accountants
Hong Kong
September 28, 2011

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

/s/Lake & Associates CPA’s LLC
Lake & Associates CPA’s LLC
Schaumburg, Illinois
September 21, 2010

1905 Wright Boulevard
Schaumburg, IL 60193

Phone: 847-524-0800
Fax: 847-524-1655

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2011 and 2010

	Note	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$7,081,297	$378,929
Accounts receivable, trade	5	6,330,625	2,249,998
Inventories	6	5,443,117	4,938,043
Deferred inventory costs	7	9,064,571	5,118,558
Prepayments		371,881	350,668
Other receivables		787	747
Tax recoverable		15,144	-
TOTAL CURRENT ASSETS		28,307,422	13,036,943

FIXED ASSETS
Property, plant, and equipment	8	1,619,838	908,105
Accumulated depreciation	8	(257,250)	(182,665)
Construction in progress	8	211,752	124,697
NET FIXED ASSETS		1,574,340	850,137

TOTAL ASSETS		$29,881,762	$13,887,080

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	9	$1,916,064	$352,087
Note payable	10	-	318,375
Accounts payable		691,628	597,791
Other payables and accrued liabilities	11	1,685,016	1,047,529
Receipts in advance	12	402,557	314,916
Tax payable		-	128,338
TOTAL CURRENT LIABILITIES		4,695,265	2,759,036

LONG-TERM LIABILITIES
Convertible notes (convertible up to 750,000 common stock with $2 conversion price)	13	1,500,000	1,500,000

TOTAL LIABILITIES		6,195,265	4,259,036

COMMITMENTS AND CONTINGENCIES	18

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par, 25,000,000 shares authorized, 176,750 and 3,535,000 shares issued and outstanding at June 30, 2011 and June 30, 2010, respectively	14	177	3,535
Common stock, $.001 par, 175,000,000 shares authorized, 48,026,958 and 38,026,958 shares issued and outstanding at June 30, 2011 and June 30, 2010, respectively	14	48,027	38,027
Additional paid-in capital	14	4,210,545	177,187
Accumulated other comprehensive income		1,180,599	189,187
Statutory reserves	15	5,823,139	2,134,501
Retained earnings		12,424,010	7,085,607
TOTAL STOCKHOLDERS' EQUITY		23,686,497	9,628,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$29,881,762	$13,887,080

The accompanying notes are an integral part of these consolidated financial statements.

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Consolidated Statements of Operation and Comprehensive Income
For the Years Ended June 30, 2011 and 2010

	Note	2011	2010
Revenues
Sales	19	$32,253,922	$22,425,534
Cost of sales		18,652,553	14,018,540
Gross profit		13,601,369	8,406,994

Operating expenses
Selling and marketing expenses		2,974,674	1,487,801
General and administrative expenses		1,505,852	1,605,348
Total operating expenses		4,480,526	3,093,149

Operating income		9,120,843	5,313,845

Other income (expenses)
Financial income (expenses)		(169,791)	(13,590)
Interest on convertible notes		(120,000)	(60,000)
Non-operating income (expenses)		195,989	4,238
Total other income (expenses)		(93,802)	(69,352)

Income from before income taxes		9,027,041	5,244,493

Income taxes	16	-	-

Net income		$9,027,041	$5,244,493

Other comprehensive income
Foreign currency translation gain		991,412	55,753

Comprehensive income		$10,018,453	$5,300,246

Weighted average number of shares outstanding
Basic	17	42,273,533	28,833,604

Diluted	17	59,590,191	72,298,661

Earnings per share
Basic	17	$0.21	$0.18

Diluted	17	$0.15	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the years ended June 30, 2011 and 2010

	Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	Statutory		Total
	Shares	Amount	Shares	Amount	capital	income	reserves	Retained earnings	Equity

Balance as of Jul 1, 2009	3,700,000	$3,700	33,001,962	$33,002	$(36,702)	$133,434	$249,362	$3,726,253	$4,109,049

Net income for the year	-	-	-	-	-	-	-	5,244,493	5,244,493
Re-capitalisation related to reverse merger	-	-	-	-	(625,000)	-	-	-	(625,000)
Conversion of preferred stock to common stock	(165,000)	(165)	1,650,000	1,650	(1,485)	-	-	-	-
Share issued for services	-	-	2,174,996	2,175	541,574	-	-	-	543,749
Shares issued for convertible debt	-	-	1,200,000	1,200	298,800	-	-	-	300,000
Appropriation to statutory reserves	-	-	-	-	-	-	1,885,139	(1,885,139)	-
Foreign currency translation gain	-	-	-	-	-	55,753	-	-	55,753
Balance as of June 30, 2010	3,535,000	$3,535	38,026,958	$38,027	177,187	$189,187	$2,134,501	$7,085,607	$9,628,044

Balance as of July 1, 2010	3,535,000	$3,535	38,026,958	$38,027	177,187	$189,187	$2,134,501	$7,085,607	$9,628,044

Net profit for the year	-	-	-	-	-	-	-	9,027,041	9,027,041
Cancellation of preferred stock	(3,358,250)	(3,358)	-	-	3,358	-	-	-	-
Issue of common stock	-	-	10,000,000	10,000.00	3,990,000	-	-	-	4,000,000
Share based payment for services	-	-	-	-	40,000	-	-	-	40,000
Appropriation to statutory reserves	-	-	-	-	-	-	3,688,638	(3,688,638)	-
Foreign currency translation gain	-	-	-	-	-	991,412	-	-	991,412
Balance as of June 30, 2011	176,750	$177	48,026,958	$48,027	$4,210,545	$1,180,599	$5,823,139	$12,424,010	$23,686,497

The accompanying notes are an integral part of these consolidated financial statements

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended June 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,027,041	$5,244,493
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	63,307	85,126
Provision for doubtful accounts	19,019	(972)
Accounts receivable, trade	(3,885,490)	235,323
Recapitalization related to reverse merger	-	(625,000)
Stock issued for convertible debts	-	300,000
Stock-based compensation to service providers	40,000	543,749
Changes in assets and liabilities:
Increase (decrease) in cash from changes in:
Prepayments	(14,877)	(207,805)
Deferred inventory costs	(3,585,820)	(3,814,842)
Inventories	(236,148)	(4,199,720)
Other receivables	-	(746)
Accounts payable	60,503	384,619
Tax recoverable/payable	(146,745)	70,826
Other payables and accrued liabilities	564,872	452,318
Receipts in advance	69,176	185,978
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,974,838	(1,346,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(647,552)	(231,600)
Payment to construction in progress	(48,326)	(124,502)
NET CASH USED IN INVESTING ACTIVITIES	(695,878)	(356,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to directors	-	(100,304)
Proceeds from short-term borrowings	1,870,484	278,298
Repayment of short-term borrowings	(362,039)	-
(Repayment)/ proceeds from notes payable	(318,375)	318,375
Proceeds from convertible notes	-	1,500,000
Proceeds from issue of common stock	4,000,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,190,070	1,996,369

Effect of exchange rate changes on cash and cash equivalents	233,338	(1,093)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,702,368	292,521

CASH AND CASH EQUIVALENTS:
Beginning of year	378,929	86,408
End of year	$7,081,297	$378,929

Supplemental disclosure of cash flow information

Interest paid	$163,192	$20,700
Income taxes paid	-	-

Non-cash investing and financing activities:

Preferred stock converted to common stock	$-	$165
Cancellation of preferred stock	$3,358	$-
Common stock issued for services	$-	$2,175
Shares issued with convertible notes	$-	$1,200
Stock issued for convertible debts	$-	$300,000
Stock-based compensation to service providers	$40,000	$543,749

The accompanying notes are an integral part of these consolidated financial statements.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(STATED IN US DOLLARS)

1.	ORGANIZATION BACKGROUND

Man Shing Agricultural Holdings, Inc. (“Man Shing”), formerly known as Montgomery Real Estate Services, Inc. (“Montgomery”), was incorporated on February 8, 2000 under the laws of the State of Nevada.  From the beginning of 2003 until December 31, 2007 Montgomery had no operations and no assets and was considered as a dormant company.  Subsequent to December 31, 2007, Montgomery began operating in the real estate industry and engaged in the business of buying, selling, renting, and improving real estate.

As of August 20, 2009, Man Shing entered into a Plan of Exchange (the “Agreement”) between and among Man Shing, Hero Capital Profits Limited (“Hero”), a company organized and existing under the laws of the British Virgin Islands, Weifang Xinsheng Food Co., Ltd. (“Xinsheng”), a company organized and existing under the laws of the People’s Republic of China, and the shareholders of Xinsheng. Pursuant to the terms of the Agreement, Man Shing acquired one hundred percent (100%) of the issued and outstanding share capital of Hero from the Shareholders of Hero in exchange for a new issuance 32,800,000 shares of common stock of Man Shing and the simultaneous transfer of 3,535,000 shares of Man Shing’s Preferred Stock to the shareholders of Hero, held in the name of the Northeast Nominee Trust (Duane Bennett, Former President of Man Shing as trustee), which gave the shareholders of Hero an interest in Man Shing representing 99.38% of the issued and outstanding shares of common stock and 98.19% of the issued and outstanding shares of preferred stock (the “Transaction”). Upon completion of the exchange, Hero and Xinsheng became Man Shing’s wholly-owned subsidiaries. All of the conditions to closing of the Agreement have been met, and Man Shing, Hero, Xinsheng, the shareholders of Xinsheng and Man Shing’s majority shareholders declared the Transaction consummated on August 20, 2009.

The Transaction has been accounted for as reverse acquisition and recapitalization of Man Shing and Hero / Xinsheng whereby Hero / Xinsheng is deemed to be the accounting acquirer (legal acquiree) and Man Shing to be the accounting acquiree (legal acquirer) under the Transaction. The consolidated financial statements are in substance those of Xinsheng, with the assets and liabilities, and revenues and expenses, of Man Shing and Hero being included effective from the consummation date of the Transaction.

On September 2, 2009, Montgomery changed its name to Man Shing to more accurately reflect the business after a stock exchange transaction with Hero and Xinsheng.

Man Shing, Hero and Xinsheng are hereinafter referred to in these notes as “the Company’’.

2.	DESCRIPTION OF BUSINESS

The Company is engaged in the production and processing of fresh vegetables, mainly ginger but also including other vegetables such as onion and garlic. The Company strives to provide high quality products to its customers. Prior to March 31, 2011 the Company leased 110,000 square meters of factory space from an individual and 5.3 million square meters of farmland from PRC Government in Anqiu, Shandong Province, which is one of the largest ginger farm lands in the region. On March 31, 2011, the Company leased an additional 2.4 million square meters, or 3,620 mu, of farmland from PRC Government, with an annual rental of approximately $530,000, increasing total farmland by approximately 45% to 7.7 million square meters as of June 30, 2011.

The newly leased farmland from PRC Government is located in close proximity to the 5.3 million square meters of land currently leased in Anqiu, Shandong Province. Planting on the new 2.4 million square meters and existing 5.3 million square meters of farmland began in April 2011.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(STATED IN US DOLLARS)

The Company has been certified by the British Retail Consortium Global Food Standard for Food Safety and has met the requirements of Operational HACCP Specification.

The Company’s products

Fresh Vegetables

Ginger

Frozen Vegetables

Peeled Ginger	Diced Garlic

Diced Ginger	Garlic Puree

Ginger Puree Cubes	Garlic Puree Cubes

Ginger Puree	Peeled Garlic

Strawberry	Diced Onion

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivables, deferred inventory costs, inventories, and the estimation on useful lives of property, plant and equipment. Actual results could differ from these estimates.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. Included in cash and cash equivalents and as of June 30, 2011 and 2010, the Company maintains major foreign currency balances of RMB45,823,506 ($7,080,707) and RMB2,577,325 ($378,101), respectively.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(STATED IN US DOLLARS)

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

Based on the above assessment, during the reporting periods, the management established the general allowance as follows: 0.5% of the gross amount of trade receivables due in less than 1 year, 5% of the gross amount of trade receivables due from 1 to 2 years, and 10% of the gross amount of trade receivables due from 2 to 3 years. The management completely writes off the gross amount of trade receivables due over 3 years. An additional specific provision is made against trade receivables to the extent to which they are considered to be doubtful.

Bad debts are written off when identified. The Company does not accrue interest on trade receivables.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed since its establishment and the management considers the aforementioned general provisioning policy to be adequate and not too excessive and does not expect to change this established policy in the near future.

Deferred inventory cost

In accordance with Accounting Standards Codification (“ASC’’) 905 “Agriculture’’   costs of growing crops shall be accumulated until the time of harvest. Growing crops shall be reported at the lower of cost or market.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on weighted average, which approximates the first in first out basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In case of manufacturing inventories, cost includes an appropriate share of production overheads based on normal operating capacity. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(STATED IN US DOLLARS)

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

Equipment               Straight-line for 5 to 20 years with a 3% salvage value
Buildings                 Straight-line for 20 years with a 5% salvage value

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Assets under construction are not depreciated until amounts are transferred to property and put into use.

Impairment of long-lived assets

In accordance with ASC 360 "Property, Plant, and Equipment", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized.

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

Convertible notes

According to ASC “470-20, Debt with conversion and other options’’, the Company records the convertible debt and accrued interest as conventional convertible debt at the carrying amounts without bifurcation.

Revenue recognition

Revenue from sales of the Company’s products, including fresh frozen produce and processed produce, is recognized upon customer acceptance, which occurs at the time of delivery to customer, provided persuasive evidence of an arrangement exists, such as signed sales contract, the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to its customers with no significant post-delivery obligation on the Company’s part, the sales price is fixed or determinable and collection is reasonably assured. The Company does not provide customers with contractual rights of return and post-delivery discount for any of the Company’s products, including fresh frozen produce and processed produce. When any significant post-delivery performance obligation exists, revenue is recognized only after such obligation is fulfilled. The Company evaluate the terms of sales agreement with the Company’s customer for fresh frozen produce and processed produce in order to determine whether any significant post-delivery performance obligations exist. Currently, the sales under fresh frozen produce and processed produce segments do not include any terms which may impose any significant post-delivery performance obligations.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(STATED IN US DOLLARS)

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

Cost of sales

Cost of sales consists primarily of material costs, direct labor, depreciation and overhead, which are directly attributable to the products.

General and administrative expenses

General and administrative expenses consist of office rent, office expenses, entertainment, depreciation, staff welfare, utilities, labor protection and salaries which are incurred at the administrative level.

Selling expenses

Selling expenses mainly consist of testing cost, shipping and handling costs and traveling expenses which are incurred during the selling activities.

Shipping and handling fees

Shipping costs are recorded in selling expenses. Shipping costs for years ended June 30, 2011 and 2010 were $2,875,983 (RMB19,065,876) and $1,353,530 (RMB9,240,823), respectively.

Non-operating income

For the year ended June 30, 2011, included in non-operating income was the unconditional grant of $184,030 (RMB 1,220,000) from the PRC government for the promotion of sales of agricultural products.

Stock-based compensation

The Company measures compensation expenses for its non-employee stock-based compensation under FASB ASC 718. The fair value of the stock issued was used to measure the compensation, as this is more reliable than the fair value of the services received. Fair value is measured using the bid price as the value of the Company’s common stock on the measurement date as bid price is more stable during the year and previous years and is more representative.

Income taxes

The Company accounts for income tax using ASC 740 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carryforwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(STATED IN US DOLLARS)

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and it prescribes a recognition threshold and measurement attributable for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. Interest and penalties from tax assessments, if any, are included in general and administrative expenses in the consolidated statements of operations.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the PRC government. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current PRC government officials.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and other receivables. As of June 30, 2011 and 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts receivable and other receivables.

Foreign currencies translation

The reporting currency of the Company is the United States dollar (‘’U.S. dollars’’). The Company’s operating subsidiary maintains its books and records in its local currency, the Renminbi Yuan (“RMB”), which is the functional currency as it is the primary currency of the economic environment in which the subsidiary’s operations are conducted. In general, for consolidation purposes, the Company translates the subsidiary’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiary’s financial statements are recorded as accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the RMB are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements for the years ended June 30, 2011 and 2010.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Comprehensive income

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

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(STATED IN US DOLLARS)

Segment reporting

ASC 280 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates in one reportable segment. Geographical information of our customers are detailed in note 19.

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

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, other receivables, deferred inventory costs, accounts payable, other payables and accrued liabilities and short-term borrowings.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

4.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The ASU amends the fair value measurement and disclosure guidance in ASC 820, “Fair Value Measurement,” to converge US GAAP and International Financial Reporting Standards requirements for measuring amounts at fair value as well as disclosures about these measurements. Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to how many companies currently apply the fair value principles. In certain instances, however, the FASB changed a principle to achieve convergence, and while limited, these amendments have the potential to significantly change practice for some companies. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 and, for the Company, the amendments are effective beginning in July 1, 2013. The Company believes that adoption of ASU 2011-04 will not impact the results of operations, financial position or cash flows of the Company.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”). The new US GAAP guidance gives companies two choices of how to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income: companies can create one continuous statement of comprehensive income or two separate consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. Earnings per share would continue to be based on net income. Although existing guidance related to items that must be presented in OCI has not changed, companies will be required to display reclassification adjustments for each component of OCI in both net income and OCI. Also, companies will need to present the components of OCI in their interim and annual financial statements. The amendments in the ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and, for the Company, the amendments are effective beginning July 1, 2013. The Company believes that adoption of ASU 2011-05 will not impact the results of operations, financial position or cash flows of the Company.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(STATED IN US DOLLARS)

5.	Accounts receivable, net

	June 30, 2011	June 30, 2010

Accounts receivable, gross	$6,362,233	$2,261,510

Less: general allowance for doubtful accounts	(31,608)	(11,512)

Accounts receivable, net	$6,330,625	$2,249,998

6.	Inventories

	June 30, 2011	June 30, 2010

Raw materials	5,038,706	4,551,760
Finished goods	404,411	386,283
	$5,443,117	$4,938,043

For the years ended June 30, 2011 and 2010, no provision for obsolete inventories was recorded by the Company.

7.	Deferred inventory costs

The deferred inventory costs of $9,064,571 as of June 30, 2011 represented farmland rental of $1,406,615, cost of ginger seeds of $2,317,621, $3,955,192 of fertilizers and supplies and other items of $1,385,143. The deferred inventory costs of $5,118,558 as of June 30, 2010 represented farmland rental of $469,449, cost of ginger seeds of $3,127,384, $787,658 of fertilizer and supplies and other items of $734,067. These items were used in the planting of ginger which will be transferred to inventories at the time of harvests.

8.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following:

	June 30, 2011	June 30, 2010

Buildings	$725,676	$136,286
Equipment	894,162	771,819
Construction in progress	211,752	124,697

Less: accumulated depreciation	(257,250)	(182,665)
	$1,574,340	$850,137

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(STATED IN US DOLLARS)

Depreciation expenses in aggregate included in cost of sales for the years ended June 30, 2011 and 2010 were $63,307 and $85,126, respectively.

Construction in progress of $211,752 as of June 30, 2011 was in conjunction with the construction of a new environmental facility. Construction in progress of $124,697 as of June 30, 2010 was in conjunction with the construction of a new warehouse.

9.	Short-term borrowings (Line of credit)

On March 17, 2011, Xinsheng entered a loan agreement with Bank of Weifang in the PRC for a facility of approximately $370,851 (RMB2,400,000). The loan has an annual interest rate of 9.696% and matures on March 16, 2012 (twelve months following the date the loan was entered into). The loan is guaranteed by an unrelated third party. As of June 30, 2011, the outstanding amount of this loan was $370,851 (RMB2,400,000).

On May 9, 2011, Xinsheng entered a loan agreement with Agricultural Development Bank of China in the PRC for a facility of approximately $1,545,213 (RMB10,000,000). The loan has an annual interest rate of 6.31 % and matures on May 8, 2012 (twelve months following the date the loan was entered into). The loan is guaranteed by an unrelated third party and a personal guaranty of Mr. Shili Liu, the Company’s CEO, President and Chairman. As of June 30, 2011, the outstanding amount of this loan was $1,545,213 (RMB10,000,000).

On March 14, 2010, Xinsheng entered a loan agreement with Bank of Weifang in the PRC for a facility of approximately $352,087 (RMB2,400,000). The loan had an annual interest rate of 7.08 % and matured on March 13, 2011 (twelve months following the date the loan was entered into). As of June 30, 2011 and 2010, the outstanding amount of this loan was $0 and $352,087 (RMB2,400,000), respectively as the loan was fully repaid during the year.

10.	Note payable

On September 9, 2009, the Company issued a secured note in the amount of $450,000 (the “Secured Note”) to a non-affiliate, which was secured by 2,250,000 shares of common stock of the Company. The Secured Note was interest-free and due on June 8, 2011. The Company has fully repaid the Secured Note on June 8, 2011.

11.	Other payables and accrued liabilities

Other payables and accruals consisted of the following:

	June 30, 2011	June 30, 2010

Accrued compensation and benefits	$393,817	$442,126
Machinery cost payable	343,056	325,698
Provision for staff welfare and benefits	190,422	180,787
Rent payable	250,325	-
Other payables	507,396	98,918
	$1,685,016	$1,047,529

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(STATED IN US DOLLARS)

12.	Receipts in advance

The balances of $402,557 and $314,916 as of June 30, 2011 and 2010, respectively, represented trade deposits received from customers.

13.	Convertible notes

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

Debenture I bears an annual interest rate of 8% payable quarterly in cash, and a default interest rate of 16% per annum. All or any part of the principal amount of Debenture I, plus accrued interest, may be converted into shares of the Company’s common stock at a price per share equal to two dollars ($2.00), at the option of the holder. Debenture I matures three years after the date of issuance. The non-affiliate investor has the right to acquire an additional debenture of $100,000 and 80,000 shares within three years from the date of issuance, for an aggregate purchase price of up to $1,000,000.

On January 14, 2010, the Company issued a secured convertible redeemable debenture (“Debenture II”) in the amount of $500,000, along with 400,000 shares of the Company’s common stock, to a non-affiliate investor, which was secured by 3,143,125 shares of the Company’s common stock and 419,781 shares of the Company’s preferred stock (equivalent to 7,340,935 shares of common stock), representing a pro rata portion of a majority position in the Company’s common stock owned by Mr. Shili Liu, the CEO, President and Chairman of the Company. The 419,781 shares of the Company’s pledged preferred stock were released and cancelled on November 30, 2010 and December 16, 2010, respectively.

Debenture II bears an annual interest rate of 8% payable quarterly in cash, and a default interest rate of 16% per annum. All or any part of the principal amount of Debenture II, plus accrued interest, may be converted into shares of the Company’s common stock at a price per share equal to two dollars ($2.00), at the option of the holder. Debenture II matures three years after the date of issuance. The non-affiliate investor has the right to acquire an additional debenture of $100,000 and 80,000 shares within three years from the date of issuance, for an aggregate purchase price of up to $1,000,000.

The Company recognized the above debentures and accrued interest at carrying amounts and the shares of common stock were recognized using bid price of the Company’s common stock at issuance date amortized to stock-based compensation expenses over the maturity period.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(STATED IN US DOLLARS)

Pursuant to Registration Rights Agreements, (the “RRAs”) the Company had to file registration statements with the Securities and Exchange Commission (“SEC”) within thirty days of the issuance of Debentures I and II, respectively, and have those registration statements declared effective within 120 days of issuance. If these registrations and effective declarations do not occur, the Company must pay damages to the holder of the debenture. The RRAs were rescinded pursuant to an agreement between the Company and the investors on September 13, 2010.

At any time prior to the maturity date after twelve months from the date of issue of the debentures, the Company will have the right to redeem all the debentures then outstanding, by payment in full, and not in part, of the outstanding principal amount due plus a premium equal to 50% of the principal amount being paid, plus all accrued and unpaid interest due through the date of payment without premium.

14.	Stockholders’ equity

On August 20, 2009, Man Shing executed the Agreement among the Company, Hero, the shareholders of Hero and Xinsheng, pursuant to which Man Shing issued 32,800,000 new shares of common stock to shareholders of Hero and simultaneously transferred 3,535,000 shares of Man Shing’s Preferred Stock to the shareholders of Hero, held in the name of the Northeast Nominee Trust, in exchange for 100% of the capital stock of Hero and Xinsheng. On September 2, 2009, Man Shing effectuated a 1 for 100 reverse split of its common stock. All common stock and per share data for all periods presented in these financial statements reflect the reverse stock split.

On September 17, 2009, 100,000 shares of Preferred Stock were converted into 1,000,000 shares of common stock, based on a rate of 10 shares for one, per the request of the preferred stockholder.

Immediately following completion of the share exchange transaction and the preferred stock conversion, the Company had a total of 34,001,963 shares of its common stock issued and outstanding.

Pursuant to a binding term sheet, dated November 26, 2009, the Company issued 1,500,000 shares of common stock on December 8, 2009 to an investment bank. The fair value of the 1,500,000 shares was determined using the bid price of the Company’s common stock on the measurement date, at a price of $0.25 per share. Accordingly, the Company calculated the stock-based compensation of $375,000 at its fair value.

Pursuant to the two Securities Purchase Agreements, dated January 4, 2010 and January 14, 2010, respectively, the Company issued total 1,200,000 shares of common stock to non-affiliated investors.

During the third quarter of 2010, the Company issued 549,995 shares of the Company’s common stock to a consultant for services rendered. The fair value of the 549,995 shares was determined using the bid price of the Company’s common stock on the measurement date, at a price of $0.25 per share. Accordingly, the Company calculated the stock-based compensation of $137,499 at its fair value.

On May 27, 2010, the Company issued 125,000 shares of the Company’s common stock to a consultant for services rendered. The fair value of the 125,000 shares was determined using the bid price of the Company’s common stock on the measurement date, at a price of $0.25 per share. Accordingly, the Company calculated the stock-based compensation of $31,250 at its fair value.

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

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(STATED IN US DOLLARS)

Pursuant to certain cancellation agreement and amendments to certain securities purchase agreements dated November 14, 2010, Mr. Shili Liu agreed to cancel his own 3,358,250 preferred shares of the Company. On December 16, 2010, 3,358,250 shares of preferred stock held by Mr. Shili Liu were cancelled.

15.	Statutory reserves

In accordance with the relevant laws and regulations of the PRC and articles of association, the Company is required to appropriate 10% of the net profit as reported in the Company’s PRC statutory financial statements to the statutory reserve fund. As of June 30, 2011 and 2010, the Company compulsorily contributed $921,334 and $496,089, respectively.

Further appropriation is optional upon approval from the board of directors or members. For the year ended June 30, 2011 and 2010, the Company voluntarily contributed $2,767,304 and $1,389,050 respectively.

The statutory reserves are not distributable in the form of cash dividends to the Company but can be used for offset against cumulative prior year losses.

16.	Income taxes

The Company’s wholly owned subsidiary is subject to the PRC Enterprise Income Tax (“EIT”) at the statutory rate of 25% on the profits as reported in the Company’s PRC statutory financial statements as adjusted by profit and loss items that are not taxable or deductible. During the fiscal years 2011 and 2010, the Company is exempted from the EIT as it engages in agricultural business as approved by PRC tax bureau. The Company must renew the exemption annually. The Company expects its exemption to continue since it will continue to operate in the rural agricultural business.

PRC’s legislative body, the National People’s Congress, adopted the unified EIT Law on March 16, 2007. This new tax law replaced the income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, an unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transitional period for enterprises, whether foreign-invested or domestic, that were currently receiving preferential tax treatments granted by relevant tax authorities when the law was enacted. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term may continue to enjoy such treatment until the exemption term expires. Preferential tax treatments may continue to be granted to industries and projects that qualify for such preferential treatments under the new law.

The Company conducts all its operating business through its subsidiary in China. The subsidiary is governed by the income tax laws of the PRC and does not have any material deferred tax assets or deferred tax liabilities under the income tax laws of the PRC because there are no material temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

No provision for income tax for Man Shing has been made as it incurred losses for the years ended June 30, 2011 and 2010.

Hero is not subject to income tax in any tax jurisdiction.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(STATED IN US DOLLARS)

The following table reconciles the statutory rates to the Company’s effective tax rates for the year ended June 30, 2011 and 2010:

	2011	2010
PRC statutory rate	25%	25%
Effect of tax rates in different jurisdiction	(0.46)%	0.08%
Effect of non-deductible expenses	61.09%	75.60%
Change in valuation allowance	3.69%	6.22%
Effect of tax exemption of PRC subsidiary	(89.32)%	(106.90)%

Effective income rate	0%	0%

The Company has not provided deferred tax liabilities of $1,491,362 and $840,638 as of June 30, 2011 and 2010, respectively, on undistributed earnings attributable to its PRC subsidiary since January 1, 2008 as it intends to reinvest such earnings and the payment of dividends is indefinitely postponed.

As of June 30, 2011 and 2010, Man Shing had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately $2,529,326 and $1,548,897, respectively, that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a full valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at June 30, 2011 and 2010. The net operating loss carryforwards expire in various years through 2030.

Net deferred tax assets relate solely to Man Shing, and consist of the following components as of June 30:

	2011	2010

Deferred tax assets:	885,000	542,000
Less valuation allowance	(885,000)	(542,000)

Net deferred tax asset	-	-

Value added tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repairs and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with the PRC laws. The value added tax standard rate is 13% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s products can be used to offset the VAT due on the sales of the products.

17.	Earning Per Share

Basic earnings per share is computed using the weighted-average number of the common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and common share equivalents outstanding during the period.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(STATED IN US DOLLARS)

The following tables illustrate the computation of basic and diluted earnings per share:

	Year ended
	June 30,
	2011	2010
Net income for the period	$9,027,041	$5,244,493

Determination of shares:
Weighted-average common shares outstanding (Basic)	42,273,533	28,833,604
Assumed conversion of preferred stock	17,316,658	43,465,057
Weighted-average common shares outstanding (Diluted)	59,590,191	72,298,661

Basic earnings per share	$0.21	$0.18
Diluted earnings per share	$0.15	$0.07

Conversion of the convertible notes (see note 13) is not assumed and the related 750,000 shares (Convertible notes of $1,500,000 at conversion price of $2) were not included in weighted average share calculation as the conversion would be anti-dilutive because the conversion price was higher than the market value per share of the common stock.

18.	Commitments and contingencies

The Company has entered into the following material lease agreements.

On December 30, 2008, and December 31, 2009 the Company entered into lease agreements with local government. Pursuant to these agreements, total area of 3.335 million square meters (5,000 mu) and 2 million square meters (3,000 mu) of land are leased from January 1, 2009 to December 31, 2023 and January 1, 2010 to December 31, 2025, with total annual lease payment of $463,564 (RMB3,000,000) and $278,138 (RMB 1,800,000) respectively.

On July 1, 2009, the Company entered into a lease agreement with a third party. Pursuant to the agreement, the company leased the office building and plant from July 1, 2009 to June 30, 2014. The first year rent is waived and the annual lease payment starting the second year is $139,069 (RMB900,000). The Company recognized the aggregate benefit of rent incentives as a reduction of rental expense over the lease term, on a straight-line basis.

On October 6, 2010, the Company entered into several lease agreements with a local village for inventory (ginger) storage. Pursuant to these agreements, annual lease payment will be calculated upon on the weight of inventory storage (RMB280 per ton).

On March 31, 2011, the Company entered into a land lease agreement with the local government pursuant to which the Company agreed to lease 3,620 mu of farmland (approximately 2.4 million square meters). The term of the lease is six years, from January 1, 2011 through December 31, 2016 with an annual lease fee of approximately $536,992 (RMB3,475,200) per year.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(STATED IN US DOLLARS)

Future aggregated annual lease payments are as follows:

Year Ending June 30,
2012	$1,384,038
2013	1,384,038
2014	1,384,038
2015	1,248,277
2016	1,248,277
Thereafter	6,235,590
TOTAL	$12,884,258

As of June 30, 2011 and 2010, the Company had a capital commitment of $208,957 (RMB1,352,288) and $0 respectively, in respect of an environmental equipment installation for construction in progress and two machineries.

19.	Segment Reporting and Geographical Information

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

(b)           Geographical information

The following table sets forth the geographic information of the Company’s customers:

For the year ended June 30, 2011

Market	% of revenue contribution
PRC (note a)	52%
UK	21%
Japan	16%
Netherlands	6%
Others	5%
Total	100%

For the year ended June 30, 2010

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(STATED IN US DOLLARS)

Market	% of revenue contribution
PRC (note a)	61%
UK	16%
Japan	14%
Netherlands	7%
Others	2%
Total	100%

The Company’s operations are located in the PRC. For the year ended June 30, 2011 and 2010, 100% of the Company’s assets were located in the PRC.

Note (a): The following table sets forth the Company’s PRC customers by designation of delivery:

For the year ended June 30, 2011

Market	% of revenue contribution
Japan	47%
UK	28%
Netherlands	18%
Others	7%
Total	100%

For the year ended June 30, 2010

Market	% of revenue contribution
Japan	47%
UK	32%
Netherlands	13%
Others	8%
Total	100%

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(STATED IN US DOLLARS)

20.	Concentration and risk

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

(a)	Major customers

The Company had 4 and 4 customers that aggregately comprised 42% and 39% of net revenue for the years ended June 30, 2011 and 2010, respectively.

 For the year ended June 30, 2011

Customers	Revenues		Accounts Receivable

Customer A	$5,546,059	17%	$1,896,141
Customer B	2,877,633	9%	583,517
Customer C	2,674,253	8%	318,076
Customer D	2,460,298	8%	374,821

Total:	$13,558,243	42%	$3,172,555

For the year ended June 30, 2010
Customers	Revenues		Accounts Receivable

Customer A	$3,771,035	17%	$602,020
Customer B	1,851,691	8%	152,811
Customer C	1,691,565	8%	370,555
Customer D	1,436,536	6%	375,930

Total:	$8,750,827	39%	$1,501,316

21.	Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to the Consolidated Balance Sheet and Consolidated Statement of Cash Flows presentation and did not impact the Consolidated Statement of Operations and Comprehensive Income.

For the year ended June 30, 2010, $5,118,558 was reclassified to “Deferred inventory cost” out of “Prepayments” with corresponding changes made to the Consolidated Statement of Cash Flows within “Cash Flows From Operating Activities” to conform to current year’s presentation.