Form 10-Q
period 2011-09-30
MAN SHING AGRICULTURAL HOLDINGS, INC
filed 2011-11-07
CIK 1430060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filer” and “ small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares of common stock outstanding as of November 1, 2011: 48,026,958

i

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

PART I

ITEM 1  FINANCIAL STATEMENTS

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2011	June 30, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,368,919	$7,081,297
Accounts receivable, trade	6,876,540	6,330,625
Inventories	2,439,803	5,443,117
Deferred inventory costs	9,660,017	9,064,571
Prepayments	427,104	371,881
Other receivables	673	787
Tax recoverable	-	15,144
TOTAL CURRENT ASSETS	30,773,056	28,307,422

FIXED ASSETS
Property, plant, and equipment	1,716,628	1,619,838
Accumulated depreciation	(287,187)	(257,250)
Construction in progress	215,640	211,752
NET FIXED ASSETS	1,645,081	1,574,340

TOTAL ASSETS	$32,418,137	$29,881,762

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowing	$1,951,250	$1,916,064
Accounts payable	824,895	691,628
Other payables and accrued liabilities	1,489,055	1,685,016
Receipts in advance	372,532	402,557
Tax payable	104,500	-
TOTAL CURRENT LIABILITIES	4,742,232	4,695,265

LONG-TERM LIABILITIES
Convertible note	1,500,000	1,500,000

TOTAL LIABILITIES	$6,242,232	$6,195,265

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par, 25,000,000 shares authorized, 176,750 shares issued and outstanding at September 30, 2011and June 30, 2011, respectively	$177	$177
Common stock, $.001 par, 175,000,000 shares authorized, 48,026,958 shares issued and outstanding at September 30, 2011and June 30, 2011, respectively	48,027	48,027
Additional paid-in capital	4,225,545	4,210,545
Accumulated other comprehensive income	1,596,797	1,180,599
Statutory reserves	5,823,139	5,823,139
Retained earnings	14,482,220	12,424,010
TOTAL STOCKHOLDERS' EQUITY	$26,175,905	$23,686,497

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,418,137	$29,881,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2011 and 2010

	For the Three Months Ended
	September 30, 2011	September 30, 2010
Revenues
Sales	$7,181,048	$7,333,954
Cost of sales	4,274,273	4,163,709
Gross profit	2,906,775	3,170,245

Operating expenses
Selling and marketing expenses	645,373	782,208
General and administrative expenses	144,718	150,202
Total operating expenses	790,091	932,410

Operating income	2,116,684	2,237,835

Other income (expenses), net
Financial income (expenses), net	(77,893)	(28,867)
Non-operating income (expense), net	19,419	(236)
Total other income (expenses), net	(58,474)	(29,103)

Income from operations before income taxes	2,058,210	2,208,732

Income taxes	-	-

Net Income	2,058,210	2,208,732

Other comprehensive income
Foreign currency translation gain	416,198	247,962

Total comprehensive income	$2,474,408	$2,456,694

Weighted average number of shares outstanding
Basic	48,026,958	36,345,522

Diluted	49,794,458	72,389,015

Earnings per share
Basic	$0.04	$0.06

Diluted	$0.04	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2011 and 2010

	For the Three Months Ended
	Septembet 30, 2011	Septembet 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,058,210	$2,208,732
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	24,965	19,381
Reversal of provision for doubtful accounts	(12,227)	-
Stock-based compensation to service providers	15,000	-
Increase (decrease) in cash from changes in:
Accounts receivable, trade	(491,588)	(444,024)
Prepayments	(51,026)	(3,135,878)
Deferred inventory costs	(424,776)	-
Inventories	3,072,807	2,296,487
Other receivables	-	-
Accounts payable	121,094	(74,553)
Tax payable	118,745	76,207
Other payables and accrued liabilities	(214,629)	(1,212)
Receipts in advance	(37,046)	19,215
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,179,529	964,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(66,386)	(20,734)
Construction in progress	-	(155,067)
NET CASH USED IN INVESTING ACTIVITIES	(66,386)	(175,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issue of common stock	-	2,600,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,600,000

Effect of exchange rate changes on cash and cash equivalents	174,479	40,125

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,287,622	3,428,679

CASH AND CASH EQUIVALENTS:
Beginning of period	7,081,297	378,930
End of period	$11,368,919	$3,807,609

Supplemental disclosure of cash flow information

Cash paid for:
Interest	$63,923	$6,027
Income taxes	$-	$-
Non-cash investing and financing activities:
Stocke-based compensation to service providers	$15,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(STATED IN US DOLLARS)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles in the United States of America for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary to make the financial statements not misleading. Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended June 30, 2011.

2.	ORGANIZATION BACKGROUND

Man Shing Agricultural Holdings, Inc. (“Man Shing”), formerly known as Montgomery Real Estate Services, Inc. (“Montgomery”), was incorporated on February 8, 2000 under the laws of the State of Nevada.  From the beginning of 2003 until December 31, 2007, Montgomery had no operations and no assets and was considered a dormant company.  Subsequent to December 31, 2007, Montgomery began operating in the real estate industry and engaged in the business of buying, selling, renting, and improving real estate.

As of August 20, 2009, Man Shing entered into a Plan of Exchange (the “Agreement”) between and among Man Shing, Hero Capital Profits Limited (“Hero”), a company organized and existing under the laws of the British Virgin Islands, Weifang Xinsheng Food Co., Ltd. (“Xinsheng”), a company organized and existing under the laws of the People’s Republic of China, and the shareholders of Xinsheng. Pursuant to the terms of the Agreement, Man Shing acquired one hundred percent (100%) of the issued and outstanding share capital of Hero from the shareholders of Hero in exchange for a new issuance of 32,800,000 shares of common stock of Man Shing and the simultaneous transfer of 3,535,000 shares of Man Shing’s preferred stock to the shareholders of Hero, held in the name of the Northeast Nominee Trust, of which Duane Bennett, the former president of Man Shing, is trustee, which gave the shareholders of Hero an interest in Man Shing representing 99.38% of the issued and outstanding shares of common stock and 98.19% of the issued and outstanding shares of preferred stock (the “Transaction”). Upon completion of the exchange, Hero and Xinsheng became Man Shing’s wholly owned subsidiaries. The Transaction was consummated on August 20, 2009.

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

On September 2, 2009, Montgomery changed its name to Man Shing Agricultural Holdings, Inc. to more accurately reflect the business after a stock exchange transaction with Hero and Xinsheng.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (STATED IN US DOLLARS)

Man Shing, Hero and Xinsheng are hereinafter referred to in these notes as “the Company”.

3.	DESCRIPTION OF BUSINESS

The Company is engaged in the production and processing of fresh and frozen vegetables, mainly ginger but also including other vegetables such as onion and garlic. The Company strives to provide high quality products to its customers. As of September 30, 2011, the Company leased 110,000 square meters of factory space from an individual and 7.7 million square meters of farmland from PRC Government in Anqiu, Shandong Province, which is one of the largest ginger farmlands in the region.

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

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (STATED IN US DOLLARS)

The Company believes that adoption of ASU 2011-04 and ASU 2011-05 will not impact the results of operations, financial position or cash flows of the Company.

5.	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables. The Company considers the historical level of credit losses and applies percentage to aged receivables categories. During the reporting periods, management establishes a general provision allowance equivalent to 0.5% of the gross amount of trade receivables due in less than 1 year, 5% of the gross amount of trade receivables due from 1 to 2 years, and 10% of the gross amount of trade receivables due from 2 to 3 years. Management completely writes off the gross amount of trade receivables due over 3 years.

Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $19,840 and $31,608 are appropriate as of September 30, 2011 and June 30, 2011, respectively.

	September 30, 2011	June 30, 2011

Accounts receivable, gross	$6,896,380	$6,362,233

Less: allowance for doubtful accounts	(19,840)	(31,608)

Accounts receivable, net	$6,876,540	$6,330,625

6.	INVENTORIES

	September 30, 2011	June 30, 2011

Raw materials	$1,833,092	$5,038,706
Finished goods	606,711	404,411
	$2,439,803	$5,443,117

For the three months ended September 30, 2011 and the year ended June 30, 2011, no provision for obsolete inventories was recorded by the Company.

7.	DEFERRED INVENTORY COSTS

The deferred inventory costs of $9,660,017 as of September 30, 2011 represented farmland rental of $1,408,700, cost of ginger seeds of $2,371,413, $4,476,641 of fertilizers and supplies, and other items of $1,403,263. The deferred inventory costs of $9,064,571 as of June 30, 2011 represented farmland rental of $1,406,615, cost of ginger seeds of $2,317,621, $3,955,192 of fertilizer and supplies, and other items of $1,385,143. These items were used in the planting of ginger which will be transferred to inventories at the time of harvests.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (STATED IN US DOLLARS)

8.	SHORT-TERM BORROWING (LINE OF CREDIT)

On March 17, 2011, Xinsheng entered a loan agreement with Bank of Weifang in the PRC for a facility of approximately $377,661 (RMB2,400,000). The loan has an annual interest rate of 9.696% and matures on March 16, 2012 (twelve months following the date the loan was entered into). The loan is guaranteed by an unrelated third party. As of September 30, 2011, the outstanding amount of this loan was $377,661 (RMB2,400,000).

On May 9, 2011, Xinsheng entered a loan agreement with Agricultural Development Bank of China in the PRC for a facility of approximately $1,573,589 (RMB10,000,000). The loan has an annual interest rate of 6.31 % and matures on May 8, 2012 (twelve months following the date the loan was entered into). The loan is guaranteed by an unrelated third party and a personal guaranty of Mr. Shili Liu, the Company’s CEO, President and Chairman. As of September 30, 2011, the outstanding amount of this loan was $1,573,589 (RMB10,000,000).

9.	NOTE PAYABLE AND CONVERTIBLE REDEEMABLE DEBENTURES

On September 9, 2009, the Company issued a secured note in the amount of $450,000 (the “Secured Note”) to a non-affiliate, which was secured by 2,250,000 shares of common stock of the Company. The Secured Note was interest-free and due on June 8, 2011. The Company fully repaid the Secured Note on June 8, 2011.

On January 4, 2010, the Company issued a secured convertible redeemable debenture (“Debenture I”) in the amount of $1,000,000, along with 800,000 shares of the Company’s common stock, to a non-affiliate investor, which was secured by 6,286,250 shares of the Company’s common stock and 839,562 shares of the Company’s preferred stock (equivalent to 14,681,870 shares of common stock), representing a pro rata portion of a majority position in the Company’s common stock owned by Mr. Shili Liu The 839,562 shares of the Company’s pledged preferred stock were released on November 30, 2010 and cancelled on December 16, 2010, respectively.

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

On January 14, 2010, the Company issued a secured convertible redeemable debenture (“Debenture II”) in the amount of $500,000, along with 400,000 shares of the Company’s common stock, to a non-affiliate investor, which was secured by 3,143,125 shares of the Company’s common stock and 419,781 shares of the Company’s preferred stock (equivalent to 7,340,935 shares of common stock), representing a pro rata portion of a majority position in the Company’s common stock owned by Mr. Shili Liu. The 419,781 shares of the Company’s pledged preferred stock were released on November 30, 2010 and cancelled on December 16, 2010, respectively.

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

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (STATED IN US DOLLARS)

The Company recognized the above debentures and accrued interest at carrying amounts and the shares of common stock were recognized as a prepaid expense using the bid price of the Company’s common stock at the issuance date, amortized to stock-based compensation expenses over the maturity period.

Pursuant to Registration Rights Agreements, (the “RRAs”) the Company had to file registration statements with the Securities and Exchange Commission (“SEC”) within thirty days of the issuance of Debentures I and II, respectively, and have those registration statements declared effective within 120 days of issuance. If these registrations and effective declarations did not occur, the Company was to pay damages to the holder of the debenture. The RRAs were rescinded pursuant to an agreement between the Company and the investors on September 13, 2010.

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

10.	STOCKHOLDERS’ EQUITY

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

Immediately following completion of the share transaction and the preferred stock conversion, the Company had a total of 34,001,963 shares of its common stock issued and outstanding.

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

Pursuant to the two Securities Purchase Agreements, dated January 4, 2010 and January 14, 2010, respectively, the Company issued a total of 1,200,000 shares of common stock to non-affiliated investors.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (STATED IN US DOLLARS)

On May 27, 2010, the Company issued 125,000 shares of the Company’s common stock to a consultant for services rendered. The fair value of the 125,000 shares was determined using the bid price of the Company’s common stock on the measurement date, at a price of $0.25 per share. Accordingly, the Company calculated the stock-based compensation of $31,250 at its fair value.

On May 5, 2010, 65,000 shares of preferred stock were converted into 650,000 shares of common stock, based on a rate of 10 common shares for each preferred stock, at the request of the preferred stockholder pursuant to the terms of the preferred stock.

On September 13, 2010, the Company entered into securities purchase agreements with non-affiliate investors. Pursuant to the Agreements, the investors purchased an aggregate of 10,000,000 shares of common stock of the Company for consideration of $0.40 per share of Common Stock (an aggregate of $4,000,000). On January 18, 2011, the transactions contemplated by those certain securities purchase agreements dated as of September 13, 2010, as amended on November 14, 2010, were consummated.

Pursuant to certain cancellation agreement and amendments to certain securities purchase agreements dated November 14, 2010, Mr. Shili Liu agreed to cancel 3,358,250 preferred shares of the Company owned by him. On December 16, 2010, the 3,358,250 shares of preferred stock held by Mr. Shili Liu were cancelled.

11.	INCOME TAXES

The Company’s wholly owned subsidiary is subject to the PRC Enterprise Income Tax (“EIT”) at the statutory rate of 25% on the profits as reported in the Company’s PRC statutory financial statements as adjusted by profit and loss items that are not taxable or deductible.  During the quarter ended September 30, 2011 and year ended June 30, 2011, the Company is exempted from the EIT as it engages in agricultural business as approved by PRC tax bureau. The Company must renew the exemption annually. The Company expects its exemption to continue since it operates in the rural agricultural business.

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

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (STATED IN US DOLLARS)

The following table reconciles the statutory rates to the Company’s effective tax rates for the quarter ended September 30, 2011 and June 30, 2011:

	Quarter ended	Year ended
	Sept 30, 2011	June 30, 2011
PRC statutory rates	25%	25%
Effect of tax rates in different jurisdiction	(1.08)%	(0.46)%
Effect of non-deductible expenses	61.39%	61.09%
Change in valuation allowance	1.91%	3.69%
Effect of tax exemption of PRC subsidiary	(87.22)%	(89.32)%

Effective income rate	0%	0%

The Company has not provided deferred tax liabilities of $1,705,394 and $1,491,362 as of September 30, 2011 and June 30, 2011, respectively, on undistributed earnings attributable to its PRC subsidiary since January 1, 2008 as it intends to reinvest such earnings and the payment of dividends is indefinitely postponed.

As of September 30, 2011 and June 30, 2011, Man Shing had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately $2,644,654 and $2,529,326, respectively, that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a full valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at September 30, 2011 and June 30, 2011. The net operating loss carryforwards expire in various years through 2030.

Net deferred tax assets relate solely to Man Shing, and consist of the following components as of September 30, 2011 and June 30, 2011:

	Sept 30, 2011	June 30, 2011
Deferred tax assets	926,000	885,000
Less: valuation allowance	(926,000)	(885,000)

Net deferred tax assets	-	-

Value added tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with the PRC laws. The VAT standard rate is 13% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s products can be used to offset the VAT due on the sales of the products.

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

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (STATED IN US DOLLARS)

The following tables illustrate the computation of basic and diluted earnings per share:

	Three months ended
	September 30,
	2011	2010
Net income for the period	$2,058,210	$2,208,732

Determination of shares:
Weighted-average common shares outstanding (Basic)	48,026,958	36,345,522
Assumed conversion of preferred stock	1,767,500	36,043,493
Weighted-average common shares outstanding (Diluted)	49,794,458	72,389,015

Basic earnings per share	$0.04	$0.06
Diluted earnings per share	$0.04	$0.03

Conversion of the convertible notes (see note 9) is not assumed and the related 750,000 shares (Convertible notes of $1,500,000 at conversion price of $2) were not included in weighted average share calculation as the conversion would be anti-dilutive because the conversion price was higher than the market value per share of the common stock as of September 30, 2011 and 2010.

13.	COMMITMENT AND CONTINGENCIES

The Company has entered into the following material lease agreements.

On December 30, 2008, and December 31, 2009 the Company entered into lease agreements with local government. Pursuant to these agreements, total area of 3.335 million square meters (5,000 mu) and 2 million square meters (3,000 mu) of land are leased from January 1, 2009 to December 31, 2023 and January 1, 2010 to December 31, 2025, with total annual lease payment of $472,077 (RMB3,000,000) and $283,246 (RMB 1,800,000), respectively.

On July 1, 2009, the Company entered into a lease agreement with a third party. Pursuant to the agreement, the company leased the office building and plant from July 1, 2009 to June 30, 2014. The first year rent is waived and the annual lease payment starting in the second year is $141,623 (RMB900,000). The Company recognized the aggregate benefit of rent incentives as a reduction of rental expense over the lease term, on a straight-line basis.

On October 6, 2010, the Company entered into several lease agreements with a local village for inventory (ginger) storage. Pursuant to these agreements, annual lease payment will be calculated upon on the weight of inventory storage (RMB280 per ton).

On March 31, 2011, the Company entered into a land lease agreement with the local government pursuant to which the Company agreed to lease 3,620 mu of farmland (approximately 2.4 million square meters). The term of the lease is six years, from January 1, 2011 through December 31, 2016 with an annual lease fee of approximately $546,853 (RMB3,475,200).

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(STATED IN US DOLLARS)

Future aggregated annual lease payments are as follows:

Year Ending June 30,
2012	$1,448,193
2013	1,443,799
2014	1,443,799
2015	1,302,176
2016	1,302,176
Thereafter	6,032,762
TOTAL	$12,972,905

As of September 30, 2011 and June 30, 2011, the Company had a capital commitment of $118,379 (RMB752,288) and $208,957 (RMB 1,352,288) respectively, in respect of an environmental equipment installation for construction in progress and two machineries.

14.	SEGMENT REPORTING AND GEOGRAPHICAL INFORMATION

(a)	Segment information

The Company’s chief operating decision maker has been identified as the CEO, president and chairman, Mr. Shili Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has one operating and reportable segment. The majority of the Company’s sales are derived from ginger, with no other product constituting more than 10% of the consolidated total sales.

(b)	Geographical segment

The following table sets forth the geographic information of the Company’s customers for the three months ended September 30, 2011:

Market	% of revenue contribution
PRC (note a)	64%
UK	7%
Japan	18%
Netherlands	4%
Others	7%
Total	100%

The Company’s operations are located in the PRC. For the three months ended September 30, 2011 and 2010, 100% of the Company’s assets were located in the PRC.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(STATED IN US DOLLARS)

Note (a): The following table sets forth the Company’s PRC customers by designation of delivery:

For the three months ended September 30, 2011

Market	% of revenue contribution
Japan	37%
UK	47%
Netherlands	16%
Total	100%

15.	CONCENTRATION AND RISK

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

The Company had 5 and 5 customers that individually comprised 57% and 48% of net revenue for the three months ended September 30, 2011 and the year ended June 30, 2011, respectively.

		Three months ended September 30, 2011		As of September 30, 2011
CUSTOMERS		REVENUES		ACCOUNTS RECEIVABLE

Customer A		$1,018,611	14%	$1,162,798
Customer B		859,460	12%	931,994
Customer C		837,260	12%	956,787
Customer D		745,072	10%	626,883
Customer E		628,441	9%	715,714

	Total:	$4,088,844	57%	$4,394,176

		Three months ended September, 2010		As of June 30, 2011
CUSTOMERS		REVENUES		ACCOUNTS RECEIVABLE

Customer A		$1,044,178	17%	$1,896,141
Customer B		641,123	9%	583,517
Customer C		615,936	8%	318,076
Customer D		558,944	8%	374,821
Customer E		545,561	6%	470,408

	Total:	$3,405,742	48%	$3,642,963

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

Our operations are conducted through our wholly owned subsidiary, Xinsheng, a company incorporated under the laws of the PRC. Xinsheng is principally engaged in the production and processing of high quality fresh and frozen ginger, as well as other vegetables, such as onion and garlic. Xinsheng leases 7.7 million square meters of farmland in Anqiu within the Shandong Province in China for the planting and growing of high quality fresh ginger. Our customers are primarily based in Japan and several countries within Europe. We produce high quality fresh and frozen ginger according to the strict food safety standards of those countries. We have been certified by the British Retail Consortium Global Food Standard for Food Safety. Regarding food safety management system, we have met the requirements under Hazard Analysis and Critical Control Point Principles (“HACCP”). We maintain a monitoring and supervision program that we believe results in our products being in compliance with food safety standards from the countries into which we sell them.

Production Process and Quality Control Procedures

Currently, we lease 7.7 million square meters of land in Anqui, Shandong Province where we plant and harvest high quality ginger in addition to other vegetables, including onion and garlic. The planting of ginger takes place in April, the fourth quarter of our fiscal year, and harvesting takes place in October, the second quarter of our fiscal year.

Our quality control procedures include the following:

1.	Soil is tested for chemical residue that may have harmful effect on our products.

2.	Our fertilizing and debugging methods are environmentally friendly, and we do not use chemical pesticides.

3.	Raw ginger is randomly selected to test for any chemical residue.

4.	Raw ginger is randomly selected to check for inappropriately sized or rotten ginger.

5.	Half-finished ginger products are randomly selected to ensure that their size and weight will meet customer requirements.

6.	Finished product is randomly selected to test for quality and quantity.

7.	Electronic weights are utilized to weigh the finished products. In order to ensure the weights are working properly and accurately, the weights are tested frequently.

8.	Finished product is randomly tested to ensure that its weight will meet customer requirements.

Our Products

Fresh Vegetables

Ginger

Frozen Vegetables

Peeled Ginger	Diced Garlic

Diced Ginger	Garlic Puree

Ginger Puree Cubes	Garlic Puree Cubes

Ginger Puree	Diced Onion

Strawberry	Peeled Garlic

We produced 11 products in the quarter ended September 30, 2011. Ginger accounted for approximately 84% of our sales in the quarter ended September 30, 2011.

Our customers

After years of building our reputation, we believe that we have earned the trust of our customers. Our customers include suppliers to one of the world’s largest supermarket chains in Europe and a major ingredient producer in Japan. Our major customers are located in Japan and within Europe, including the United Kingdom and the Netherlands.

The following table lists our top five customers and their percentage of current sales for the quarter ended September 30, 2011.

Top 5 Customers for the Three Months ended September 30, 2011

(Total sales revenue for the three months ended September 30, 2011: US$7,181,048)

Customer	Revenues		%
1. Customer A	US$	1,018,611	14%
2. Customer B	US$	859,460	12%
3. Customer C	US$	837,260	12%
4. Customer D	US$	745,072	10%
5. Customer E	US$	628,441	9%
Total:	US$	4,088,844	57%

The following table sets forth our sales by geographic segmentation:

Market	% of revenue contribution
PRC (see note a)	64%
UK	7%
Japan	18%
Netherlands	4%
Others	7%
Total	100%

Note a: The following table sets forth our PRC customers by designation of delivery:

Market	% of revenue contribution
Japan	37%
UK	47%
Netherlands	16%
Total	100%

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

We intend to grow by:

•
Increasing market share by leasing additional farmland. Prior to March 31, 2011, Man Shing leased 5.3 million square meters of farmland. On March 31, 2011, Man Shing leased an additional 2.4 million square meters of farmland increasing total farmland by approximately 45% to 7.7 million square meters.

•	Maintaining our reputation and increasing customer satisfaction by meeting applicable food safety standards.

•	Increasing production capacity to satisfy increasing customer demand.

•	Working with our customers to meet end user demand for new products and forms of our ginger and frozen vegetables. For the quarter ended September 30, 2011, Man Shing produced 11 products.

•	Continuing to maximize operating efficiencies through the utilization of our existing infrastructure and low labor and operating costs.

Competition

We are located in Anqiu City, Shandong Province. Anqiu is a large ginger producing region in China, and is an ideal location to grow sandy soil plants such as ginger. Within the Shandong Province region, competitors consist of smaller local processing enterprises as compared to Man Shing.

We operate in a highly fragmented industry and our primary competitive advantage is that we lease over 7.7 million square meters of farmland in Anqiu Weifang. The long term leases provide stable farmland for planting.

We believe our ability to maintain a competitive advantage depends on many factors including the following:

•	There is growing demand for ginger in the agricultural industry. Ginger is used in cooking as both an ingredient and main course;

•	We are able to meet strict export requirements that smaller local producers are unable to meet;

•
We have leased 7.7 million square meters of farmland. We believe that we have significantly more farmland than most of our competitors in the region. Our size supports our ability to maintain our high quality safety standards;

•
We have spent a significant amount of capital on safety and operational infrastructure. This investment is highly leveragable as we continue to lease more land and increase the amount of tonnage harvested;

•
We have relationships not only with the local government but also with our customers. Through these relationships, we have been able to increase the amount of farmland leased year over year and maintain our customer base. Our customers are willing to pay a premium for our high quality products since we comply with the most stringent international safety and quality standards that many of our smaller competitors are currently unable to meet; and

•	Local governments have tightened the export license renewal procedures and have toughened inspection, as a result of which certain exporters have terminated operations.

We believe that we are uniquely positioned as a leading exporter and one of the largest producers of ginger in the Shandong Province. We depend on our ability to continue to increase our land capacity which we have successfully done over the past several years. We must also maintain long term relationships with customers and attract new customers in order to continue increasing revenue and profitability.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	For the three months ended September 30,
	2011	2010
Sales:	$7,181,048	$7,333,954
Cost of Goods Sold:	$4,274,273	$4,163,709
Operating Expenses:	$790,091	$932,410
Other (Expenses):	$(58,474)	$(29,103)
Income from Operations:	$2,116,684	$2,237,835
Income Taxes:	$0	$0
Net Income:	$2,058,210	$2,208,732
Other Comprehensive Income:	$416,198	$247,962
Total Comprehensive Income:	$2,474,408	$2,456,694

Revenues

Net revenues were $7,181,048 and $7,333,954 for the quarters ended September 30, 2011 and 2010, respectively. The slight decrease in revenue (2%) is attributable to the slight decrease in production volume and sales order of ginger in this quarter as compared to the same period in the last year. We did not record any product returns for the quarter ended September 30, 2011 and 2010.

Cost of Sales

Cost of sales primarily includes costs to plant, harvest and store ginger and other agricultural products such as ginger seeds and fertilizers. During the quarter ended September 30, 2011, we had cost of revenues of $4,274,273, or approximately 60% of revenues, versus cost of revenues of $4,163,709, or approximately 57%, of revenues for the quarter ended September 30, 2010. The cost of sales as a percentage of revenue slightly increased due primarily to the slight increase in costs of planting and production.

Gross profit

We had gross profit of $2,906,775 for the quarter ended September 30, 2011, which decreased by $263,470, or 8%, when compared to the gross profit of $3,170,245 for the quarter ended September 30, 2010.

Gross profit margin decreased by 3% from 43% for quarter ended September 30, 2010 to 40% for the quarter ended September 30, 2011.

The decrease in gross profit margin for our ginger and agricultural products during the period under review was due primarily to the slight increase in material costs and the decrease in revenue.

Expenses

Operating expenses for the quarter ended September 30, 2011 were $790,091 compared to operating expenses of $932,410 for the quarter ended September 30, 2010. The decrease in operating expenses was due to the decrease in the selling and marketing expenses by $136,835 and the decrease in general and administrative expenses by $5,484.

Selling and marketing expenses were 9% of revenues for the quarter ended September 30, 2011 and 11% of revenues for the quarter ended September 30, 2010. The decrease in the selling and marketing expenses was due primarily to the decrease in distribution costs

General and administrative expenses were 2% of revenues for the quarter ended September 30, 2011 and 2% of revenues for the quarter ended September 30, 2010. General and administrative expenses were maintained at a relatively low level as a percentage of revenue. General and administrative expenses consisted of mainly professional fees and office rental expenses.

Income Taxes

We had no income tax expense for the quarters ended September 30, 2011 and 2010, respectively, since the Company is exempted from the Enterprise Income Tax as approved by PRC tax bureau.

Income

We had a net income of $2,058,210 and $2,208,732 for the quarters ended September 30, 2011 and 2010, respectively. Net income margin was stable at 29% for the quarter ended September 30, 2011, as compare to 30% for the quarter ended September 30, 2010. Our net income is a function of revenues, cost of sales and other expenses as described above. The decrease in net income is attributable to the slight decrease in sales and increase in material costs. However, we were able to maintain expenses at a low level as a percentage of revenue to maintain a stable net income margin.

Impact of Inflation

We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in our cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

As of September 30, 2011 and June 30, 2011, cash and cash equivalents totaled $11,368,919 and $7,081,297, respectively.

Working capital as of September 30, 2011 and June 30, 2011 amounted to $26,030,824 and $23,612,157, respectively. Net cash provided by  operating activities for the quarters ended September 30, 2011 and 2010 amounted to $4,179,529 and $964,356, respectively. Cash flows from operations for the quarter ended September 30, 2011 were contributed primarily by net income generated from operating activities of $2,058,210, a decrease in inventory of $3,072,807, partially offset by an increase in prepayment and deferred inventory costs of $475,802 which was in connection with prepaid rent, supplies and other items used in the growing and packaging of ginger, and an increase in accounts receivable of $491,588.

Cash flows used in investing activities were $66,386 and $175,801 for the quarters ended September 30, 2011 and 2010, respectively.  Net cash used in investing activities for the quarter ended September 30, 2011 was due primarily to the increase in fixed assets and purchase of equipment.

Net cash provided by financing activities for the quarters ended September 30, 2011 and 2010 amounted to $0 and $2,600,000, respectively. No cash was provided by financing activities for the quarter ended September 30, 2011 because there were no proceeds from fund raising activities for the quarter ended September 30, 2011 as we have sufficient cash flows for the operations.

On January 4, 2010, pursuant to the terms of a Securities Purchase Agreement by and among the Company and China Angel Assets Management Limited (“China Angel”), the Company issued a secured convertible redeemable debenture in the amount of $1,000,000, along with 800,000 shares of the Company’s common stock, to China Angel.

On January 14, 2010, pursuant to the terms of a Securities Purchase Agreement by and among the Company and Guang Dong ZhiBo Investment Co., Ltd. (“ZhiBo”), the Company issued a secured convertible redeemable debenture in the amount of $500,000, along with 400,000 shares of the Company’s common stock, to ZhiBo.

On September 13, 2010, the Company entered into securities purchase agreements with certain investors pursuant to which the investors were obligated to purchase an aggregate of 10,000,000 shares of the Company’s common stock for consideration of $0.40 per share of Common Stock (an aggregate of $4,000,000).

As of September 30, 2011, we had a capital commitment of $118,379 (RMB752,288) in respect of an environmental equipment installation for construction in progress and two machineries, which will be funded by our cash and cash equivalents.

Overall, we have funded all of our cash needs and no significant amount of our trade payables has been unpaid within the stated trade term. As of September 30, 2011, we are not subject to any unsatisfied judgments, liens, or settlement obligations. We believe that the current operating activities would be able to generate adequate cash flows supporting the daily operations for the next twelve months.

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

Convertible notes

According to ASC 470-20, “Debt with conversion and other options”, the Company records the convertible debt and accrued interest as conventional convertible debt at the carrying amounts without bifurcation.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (who is also our Chief Executive Officer) and principal financial officer (who is also our Chief Financial Officer), we conducted an evaluation of the effectiveness, as of September 30, 2011, of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are not effective due to the material weakness and significant deficiency in internal controls over financial reporting described below.

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

The material weakness and significant deficiency identified by our management as of September 30, 2011 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

Remediation Initiative

We previously began to provide U.S. GAAP training sessions to our accounting team and intend to increase the amount of training that each member of our accounting team receives. The training sessions will be organized to help our corporate accounting team gain experience in U.S. GAAP reporting and to enhance their awareness of new and emerging pronouncements with potential impact over our financial reporting. Since March 2011, we engaged a certified public accounting firm in the United States to act as a consultant to provide advice regarding U.S. GAAP and internal controls over financial reporting.

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

 (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2011, we did not issue any unregistered securities that were not otherwise reported in a Current Report on Form 8-K.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN SHING AGRICULTURAL HOLDINGS, INC.

Date: November 4, 2011	By:	/s/ Shili Liu
Name: Shili Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2011	By:	/s/ Kenny Chow
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited); (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Consolidated Financial Statements.