Form 10-K/A
period 2010-06-30
MAN SHING AGRICULTURAL HOLDINGS, INC
filed 2011-12-01
CIK 1430060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K/A ("Form 10-K/A") is being filed to amend our Annual Report on Form 10-K for the year ended June 30, 2010, which was originally filed with the Securities and Exchange Commission (the "SEC") on September 28, 2010. We are filing this amendment to amend and restate Item 9.A., Controls and Procedures, to disclose a material weakness in our internal controls over financial reporting consistent with comments received by the SEC. Except as indicated above, no changes have been made.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of June 30, 2010, and, based on their evaluation, as of the end of such period, that our disclosure controls and procedures were  not effective as of the end of the period covered by the Annual Report due to the material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that as of June 30, 2010, our internal controls over financial reporting were not effective.

The material weakness and significant deficiency identified by our management as of June 30, 2010  relates to our ability to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of US GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

Changes in Internal Controls over Financial Reporting

For the fourth quarter of the year ended June 30, 2010, our management determined that our internal controls over financial reporting were ineffective, as described in further detail above. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) during the fourth quarter of the year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAN SHING AGRICULTURAL HOLDINGS, INC.

Dated: December 1, 2011	By:	/s/Shili Liu
	Name:	Shili Liu
	Title:	Chief Executive Officer, President and Chairman (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 1, 2011	By:	/s/Shili Liu
	Name:	Shili Liu
	Title:	Chief Executive Officer, President and Chairman (principal executive officer)

Dated: December 1, 2011	By:	/s/Kenny Chow
	Name:	Kenny Chow
	Title:	Chief Financial Officer and Director (principal accounting and financial officer)

Dated: December 1, 2011	By:	/s/Peter Cho
	Name:	Peter Cho
	Title:	Director

Dated: December 1, 2011	By:	/s/Xuguang Qiao
	Name:	Xuguang Qiao
	Title:	Director

Dated: December 1, 2011	By:	/s/Kun Xu
	Name:	Kun Xu
	Title:	Director

5