Form 10-K/A
period 2011-06-30
MAN SHING AGRICULTURAL HOLDINGS, INC
filed 2011-12-01
CIK 1430060

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K/A ("Form 10-K/A") is being filed to amend our Annual Report on Form 10-K for the year ended June 30, 2011 ("Form 10-K"), which was originally filed with the Securities and Exchange Commission (the "SEC") on September 28, 2011. We are filing this amendment to amend and restate Item 9.A., Controls and Procedures, to disclose a material weakness in our internal controls over financial reporting consistent with comments received by the SEC. Except as indicated above, no changes have been made.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness, as of the end of the period covered by this Annual Report, of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that as of June 30, 2011, our internal controls over financial reporting were not effective.

The material weakness and significant deficiency identified by our management as of June 30, 2011 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of US GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

Remediation Initiative

We previously began to provide U.S. GAAP training sessions to our accounting team and intend to increase the amount of training that each member of our accounting team receives. The training sessions will be organized to help our corporate accounting team gain experience in U.S. GAAP reporting and to enhance their awareness of new and emerging pronouncements with potential impact over our financial reporting. We also previously engaged a certified public accounting firm in the United States to act as a consultant to provide advice regarding U.S. GAAP and internal controls over financial reporting.

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