Form 10-Q
period 2011-12-31
MAN SHING AGRICULTURAL HOLDINGS, INC
filed 2012-02-07
CIK 1430060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No☒

Number of shares of common stock outstanding as of January 31, 2012: 48,026,958

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

ASSETS	December 31, 2011	June 30, 2011
CURRENT ASSETS
Cash and cash equivalents	$11,841,067	$7,081,297
Accounts receivable, trade, net	8,450,524	6,330,625
Inventories	12,040,134	4,880,266
Deferred inventory costs	—	9,064,571
Prepayments	225,444	371,881
Other receivables	821	787
Tax recoverable	1,295,050	577,995
TOTAL CURRENT ASSETS	33,853,040	28,307,422

FIXED ASSETS
Property, plant, and equipment	1,947,361	1,619,838
Accumulated depreciation	(347,950)	(257,250)
Construction in progress	244,454	211,752
NET FIXED ASSETS	1,843,865	1,574,340

TOTAL ASSETS	$35,696,905	$29,881,762

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowing	$1,967,973	$1,916,064
Accounts payable	1,148,678	691,628
Other payables and accrued liabilities	1,614,918	1,685,016
Receipts in advance	375,329	402,557
TOTAL CURRENT LIABILITIES	5,106,898	4,695,265

LONG-TERM LIABILITIES
Convertible Note	1,500,000	1,500,000

TOTAL LIABILITIES	6,606,898	6,195,265

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par, 25,000,000 shares authorized, 176,750 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	177	177
Common stock, $.001 par, 175,000,000 shares authorized, 48,026,958 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	48,027	48,027
Additional paid-in capital	4,240,545	4,210,545
Accumulated other comprehensive income	1,820,851	1,180,599
Statutory reserves	10,198,223	5,823,139
Retained earnings	12,782,184	12,424,010
TOTAL STOCKHOLDERS' EQUITY	29,090,007	23,686,497

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,696,905	$29,881,762

The accompanying notes are on integral part of these unaudited condensed consolidated financial statements.

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended December 31, 2011 and 2010

	For the Three Months Ended		For the Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Revenues
Sales	$8,798,455	$8,147,275	$15,969,860	$15,474,501
Cost of sales	4,960,953	4,816,635	9,231,131	8,974,943
Gross Profit	3,837,502	3,330,640	6,738,729	6,499,558

Operating expenses
Selling and marketing expenses	629,540	715,642	1,275,008	1,498,401
General and administrative expenses	489,885	306,183	638,147	455,581
Total Operating Expenses	1,119,425	1,021,825	1,913,155	1,953,982

Operating Income	2,718,077	2,308,815	4,825,574	4,545,576

Other income (expenses), net
Financial income (expenses), net	(66,587)	(59,295)	(135,268)	(87,910)
Non-operating income (expense), net	23,559	1,403	42,953	1,153
Total Other Income (Loss), net	(43,028)	(57,892)	(92,315)	(86,757)

Income from Operations Before Income Tax	2,675,049	2,250,923	4,733,259	4,458,819

Income taxes	—	—	—	—

Net Income	2,675,049	2,250,923	4,733,259	4,458,819

Other comprehensive income , net
Foreign currency translation gain	227,970	195,326	640,252	445,164

Total Comprehensive Income	$2,903,019	$2,446,249	$5,373,511	$4,903,983

Weighted average number of shares outstanding
Basic	48,026,958	38,026,958	48,026,958	38,026,958

Diluted	49,794,458	67,901,550	49,794,458	70,624,294

Earnings per share
Basic	$0.06	$0.06	$0.10	$0.12

Diluted	$0.05	$0.03	$0.10	$0.06

The accompanying notes are on integral part of these unaudited condensed consolidated financial statements.

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2011 and 2010

	For the Six Months Ended
	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,733,259	$4,458,819
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	82,694	39,657
Provision for doubtful accounts	10,683	-
Stock-based compensation to service providers	30,000	-
Increase (decrease) in cash from changes in:
Accounts receivable, trade, net	(2,053,573)	(1,097,716)
Inventories	(6,940,634)	(7,405,451)
Deferred inventory costs	9,194,858	5,195,372
Prepayments	150,261	(71,050)
Accounts payable	446,338	1,899,295
Other payables and accrued liabilities	(98,081)	36,181
Receipts in advance	(37,659)	150,812
Tax recoverable	(692,712)	(978,513)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,825,434	2,227,406

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(255,335)	(472,957)
Construction in progress	(51,426)	-
NET CASH USED IN INVESTING ACTIVITIES	(306,761)	(472,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investor	-	1,500,129
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,500,129

Effect of exchange rate change on cash and cash equivalents	241,096	(10,262)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,759,769	3,244,316

CASH AND CASH EQUIVALENTS:
Beginning of period	7,081,298	378,930
End of period	$11,841,067	$3,623,246

Supplemental disclosure of cash flow information

Cash paid for:
Interest	$129,003	$6,027
Income taxes	$-	$-

Non-cash investing and financing activities:
Stock-based compensation to service providers	$30,000	$-

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

Man Shing Agricultural Holdings, Inc. (“Man Shing”), formerly known as Montgomery Real Estate Services, Inc. (“Montgomery”), was incorporated on February 8, 2000 under the laws of the State of Nevada.  From the beginning of 2003 until December 31, 2007, Montgomery had no operations and no assets and was considered a dormant company.  Subsequent to December 31, 2007, Montgomery began operating in the real estate industry and was engaged in the business of buying, selling, renting, and improving real estate.

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

On September 2, 2009, Montgomery changed its name to Man Shing Agricultural Holdings, Inc. to more accurately reflect the business after the stock exchange Transaction with Hero and Xinsheng.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(STATED IN US DOLLARS)

Man Shing, Hero and Xinsheng are hereinafter referred to in these notes as “the Company”.

3.	DESCRIPTION OF BUSINESS

The Company is engaged in the production and processing of fresh and frozen vegetables, mainly ginger but also including other vegetables such as onion and garlic. The Company strives to provide high quality products to its customers. As of December 31, 2011, the Company leased 110,000 square meters of factory space from an individual and 7.7 million square meters of farmland from the People’s Republic of China (“PRC”) Government in Anqiu, Shandong Province, which is one of the largest ginger farmlands in the region.

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

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income’’ (“ASU 2011-05’’). The company may display reclassification adjustments out of accumulated other comprehensive income on the face of the financial statement in which the components of other comprehensive income are presented, comprehensive income is reported, or it may disclose those reclassification adjustments in the notes to the financial statements. Therefore, for all classifications of other comprehensive income, an entity may use either a gross display on the face of the financial statement or a net display on the face of the financial statement and disclose the gross change in the notes to the financial statements. The amendments in the ASU should be applied retrospectively.  The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

The Company believes that adoption of ASU 2011-04, ASU 2011-05 and ASU 2011-12 will not materially impact the results of operations, financial position or cash flows of the Company.

5.	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables. The Company considers the historical level of credit losses and applies a percentage to aged receivables categories. During the reporting periods, management establishes a general provision allowance equivalent to 0.5% of the gross amount of trade receivables due in less than 1 year, 5% of the gross amount of trade receivables due from 1 to 2 years, and 10% of the gross amount of trade receivables due from 2 to 3 years. Management completely writes off the gross amount of trade receivables due over 3 years.

Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $43,281 and $31,608 are appropriate as of December 31, 2011 and June 30, 2011, respectively.

	December 31, 2011	June 30, 2011

Accounts receivable, gross	$8,493,805	$6,362,233

Less: allowance for doubtful accounts	(43,281)	(31,608)
Accounts receivable, net	$8,450,524	$6,330,625

6.	INVENTORIES

	December 31, 2011	June 30, 2011

Raw materials	$11,277,181	$4,475,855
Finished goods	762,953	404,411
	$12,040,134	$4,880,266

For the six months ended December 31, 2011 and the year ended June 30, 2011, no provision for obsolete inventories was recorded by the Company.

7.	DEFERRED INVENTORY COSTS

The deferred inventory costs were $0 as of December 31, 2011. The deferred inventory costs of $9,064,571 as of June 30, 2011 represented farmland rental of $1,406,615, cost of ginger seeds of $2,317,621, fertilizer and supplies of $3,955,192, and other items of $1,385,143. These items were used in the planting of ginger which and were transferred to inventories at the time of harvests.

8.	SHORT-TERM BORROWING (LINE OF CREDIT)

On March 17, 2011, Xinsheng entered a loan agreement with Bank of Weifang in the PRC for a facility of approximately $365,748 (RMB2,400,000). The loan has an annual interest rate of 9.696% and matures on March 16, 2012 (twelve months following the date the loan was entered into). The loan is guaranteed by an unrelated third party. As of December 31, 2011, the outstanding amount of this loan was $380,898 (RMB2,400,000).

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

On May 9, 2011, Xinsheng entered a loan agreement with Agricultural Development Bank of China in the PRC for a facility of approximately $1,542,615 (RMB10,000,000). The loan has an annual interest rate of 6.31% and matures on May 8, 2012 (twelve months following the date the loan was entered into). The loan is guaranteed by an unrelated third party and Mr. Shili Liu, the Company’s CEO, President and Chairman. As of December 31, 2011, the outstanding amount of this loan was $1,587,075 (RMB10,000,000).

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

Debenture I bears an annual interest rate of 8% payable quarterly in cash, and a default interest rate of 16% per annum. All or any part of the principal amount of Debenture I, plus accrued interest, may be converted into shares of the Company’s common stock at a price per share equal to two dollars ($2.00) at the option of the holder. Debenture I matures three years after the date of issuance. The non-affiliate investor has the right to acquire an additional debenture of $100,000 and 80,000 shares within three years from the date of issuance, for an aggregate purchase price of up to $1,000,000.

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

Debenture II bears an annual interest rate of 8% payable quarterly in cash and a default interest rate of 16% per annum. All or any part of the principal amount of Debenture II, plus accrued interest, may be converted into shares of the Company’s common stock at a price per share equal to two dollars ($2.00) at the option of the holder. Debenture II matures three years after the date of issuance. The non-affiliate investor has the right to acquire an additional debenture of $100,000 and 80,000 shares within three years from the date of issuance, for an aggregate purchase price of up to $1,000,000.

The Company recognized the above debentures and accrued interest at carrying amounts and the shares of common stock were recognized as a prepaid expense using the bid price of the Company’s common stock at the issuance date, amortized to stock-based compensation expenses over the maturity period.

Pursuant to Registration Rights Agreements, (the “RRAs”) the Company was required to file registration statements with the Securities and Exchange Commission (“SEC”) within thirty days of the issuance of Debentures I and II, respectively, and have those registration statements declared effective within 120 days of issuance. If these registrations and effective declarations did not occur, the Company was to pay damages to the holder of the debenture. The RRAs were rescinded pursuant to an agreement between the Company and the investors on September 13, 2010.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

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

Pursuant to two securities purchase agreements, dated January 4, 2010 and January 14, 2010, respectively, the Company issued a total of 1,200,000 shares of common stock to non-affiliated investors.

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

11.	STATUTORY RESERVES

In accordance with the relevant laws and regulations of the PRC and articles of association, the Company is required to appropriate 10% of the net profit as reported in the Company’s PRC statutory financial statements to the statutory reserve fund. For the quarter ended December 31, 2011 and the year ended June 30, 2011, the Company compulsorily contributed $1,093,771 and $921,334, respectively.

Further appropriation is optional upon approval from the board of directors or members. For the quarter ended December 31, 2011 and the year ended June 30, 2011, the Company voluntarily contributed $3,281,313 and $2,767,304, respectively.

The statutory reserves are not distributable in the form of cash dividends to the Company but can be used for offset against cumulative prior year losses.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

Pursuant to certain cancellation agreement and amendments to certain securities purchase agreements dated November 14, 2010, Mr. Shili Liu agreed to cancel 3,358,250 preferred shares of the Company owned by him. On December 16, 2010, the 3,358,250 shares of preferred stock held by Mr. Shili Liu were cancelled.

12.	INCOME TAXES

The Company’s wholly owned subsidiary is subject to the PRC Enterprise Income Tax (“EIT”) at the statutory rate of 25% on the profits as reported in the Company’s PRC statutory financial statements as adjusted by profit and loss items that are not taxable or deductible.  During the quarter ended December 31, 2011 and year ended June 30, 2011, the Company is exempted from the EIT as it engages in agricultural business as approved by PRC tax bureau. The Company must renew the exemption annually. The Company expects its exemption to continue since it operates in the rural agricultural business.

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

The following table reconciles the statutory rates to the Company’s effective tax rates for the quarter ended December 31, 2011 and 2010 and six months ended December 2011, 2010:

	Quarter ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

PRC statutory rates	25%	25%	25%	25%
Effect of tax rates in different jurisdiction	(0.09)%	(0.69)%	(0.52)%	(0.58)%
Effect of non-deductible expenses	53.95%	63.57%	57.14%	60.16%
Change in valuation allowance	3.37%	2.61%	2.73%	2.19%
Effect of tax exemption of PRC subsidiary	(82.23)%	(90.49)%	(84.35)%	(86.77)%

Effective income rate	0%	0%	0%	0%

The Company has not provided deferred tax liabilities of $1,570,458 and $1,491,362 as of December 31, 2011 and June 30, 2011, respectively, on undistributed earnings attributable to its PRC subsidiary since January 1, 2008 as it intends to reinvest such earnings and the payment of dividends is indefinitely postponed.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

As of December 31, 2011 and June 30, 2011, Man Shing had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately $2,909,476 and $2,529,326, respectively, that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a full valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at December 31, 2011 and June 30, 2011. The net operating loss carryforwards expire in various years through 2030.

Net deferred tax assets relate solely to Man Shing, and consist of the following components as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
Deferred tax assets	1,018,000	885,000
Less: valuation allowance	(1,018,000)	(885,000)
Net deferred tax asset	-	-

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

The following tables illustrate the computation of basic and diluted earnings per share:

	Three months ended December 31,
	2011	2010
Net income for the period	$2,675,049	$2,250,923

Determination of shares:
Weighted-average common shares outstanding (Basic)	48,026,958	38,026,958
Assumed conversion of preferred stock	1,767,500	29,874,592
Weighted-average common shares outstanding (Diluted)	49,794,458	67,901,550

Basic earnings per share	$0.06	$0.06
Diluted earnings per share	$0.05	$0.03

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

	Six months ended December 31,
	2011	2010
Net income for the period	$4,733,259	$4,458,819

Determination of shares:
Weighted-average common shares outstanding (Basic)	48,026,958	38,026,958
Assumed conversion of preferred stock	1,767,500	32,597,336
Weighted-average common shares outstanding (Diluted)	49,794,458	70,624,294

Basic earnings per share	$0.10	$0.12
Diluted earnings per share	$0.10	$0.06

Conversion of the convertible notes (see note 9) is not assumed and the related 750,000 shares (Convertible notes of $1,500,000 at conversion price of $2) were not included in weighted average share calculation as the conversion would be anti-dilutive because the conversion price was higher than the market value per share of the common stock as of December 31, 2011 and 2010.

14.	COMMITMENT AND CONTINGENCIES

The Company has entered into the following material lease agreements.

On December 30, 2008, and December 31, 2009, the Company entered into lease agreements with the local government. Pursuant to these agreements, total area of 3.335 million square meters (5,000 mu) and 2 million square meters (3,000 mu) of land are leased from January 1, 2009 to December 31, 2023 and January 1, 2010 to December 31, 2025, with total annual lease payment of $472,077 (RMB3,000,000) and $283,246 (RMB 1,800,000), respectively.

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

On March 31, 2011, the Company entered into a land lease agreement with the local government pursuant to which the Company agreed to lease approximately 2.4 million square meters (3,620 mu) of farmland. The term of the lease is six years, from January 1, 2011 through December 31, 2016 with an annual lease fee of approximately $546,854 (RMB3,475,200).

On October 2 and 3, 2011, the Company entered into several lease agreements with a local village for inventory (ginger) storage. Pursuant to these agreements, annual lease payment will be calculated based on the weight of inventory storage (RMB180 per ton).

Future aggregated annual lease payments are as follows:

Year Ending June 30,
2012	$728,086
2013	1,456,173
2014	1,456,173
2015	1,313,336
2016	1,408,561
Thereafter	6,465,362
TOTAL	$12,827,691

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

As of December 31, 2011, the Company had no capital commitment. As of June 30, 2011, the Company had a capital commitment of $208,957 (RMB 1,352,288) in respect of an environmental equipment installation for construction in progress and two machineries.

15.	SEGMENT REPORTING AND GEOGRAPHICAL INFORMATION

(a)	Segment information

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

(b)	Geographical segment

The following table sets forth the geographic information of the Company’s customers:

For the three months ended December 31, 2011:

Market	% of revenue contribution
PRC (note a)	69%
UK	7%
Japan	19%
Netherlands	4%
Others	1%
Total	100%

For the six months ended December 31, 2011:

Market	% of revenue contribution
PRC (note a)	67%
UK	7%
Japan	18%
Netherlands	4%
Others	4%
Total	100%

The Company’s operations are located in the PRC. For the six months ended December 31, 2011 and 2010, 100% of the Company’s assets were located in the PRC.

Note (a): The following table sets forth the Company’s PRC customers by designation of delivery:

For the three months ended December 31, 2011:

Market	% of revenue contribution
Japan	32%
UK	47%
Netherlands	20%
Others	1%
Total	100%

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

For the six months ended December 31, 2011:

Market	% of revenue contribution
Japan	34%
UK	47%
Netherlands	18%
Others	1%
Total	100%

16.	CONCENTRATION AND RISK

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

(a)	Major customers

The Company had 5 customers that individually comprised 61%, and 24% of net revenue for the three months ended December 31, 2011 and December 31, 2010, respectively.

The Company had 5 customers that individually comprised 59%, and 44% of net revenue for the six months ended December 31, 2011 and December 31, 2010, respectively.

		Three months ended December 31					Six months ended December 31
CUSTOMERS		2011 Revenues		2010 Revenues			2011 Revenues		2010 Revenues
Customer A		$1,192,928	14%	$515,525	6%		$2,028,051	13%	$1073,475	7%
Customer B		1,146,271	13%	931,380	6%		1,771,610	11%	1,590,959	10%
Customer C		1,113,891	13%	343,456	2%		1,971,818	12%	914,586	6%
Customer D		1,059,971	12%	1,204,943	8%		2,078,319	13%	2,276,580	15%
Customer E		829,624	9%	318,845	2%		1,574,180	10%	947,712	6%

	Total:	$5,342,685	61%	$5,795,348	24%	Total:	$9,423,978	59%	$6,803,312	44%

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

		As of December 31, 2011			As of June 30, 2011
CUSTOMERS		Accounts Receivable			Accounts Receivable
Customer A		$1,349,821	16%		$470,407	7%
Customer B		1,292,687	15%		583,517	9%
Customer C		1,261,427	15%		506,479	8%
Customer D		1,195,998	14%		1,896,141	30%
Customer E		695,415	8%		374,821	6%

	Total:	$5,795,348	68%	Total:	$3,831,365	60%

17.	RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to the Consolidated Balance Sheet and Consolidated Statement of Cash Flows presentation and did not impact the Consolidated Statement of Operations and Comprehensive Income.

As of and for the year ended June 30, 2011, $562,851 was reclassified to” Tax recoverable” out of “Inventories” with corresponding changes made to the Consolidated Statement of Cash Flows within “Cash Flows From Operating Activities” to conform to current year presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

Our operations are conducted through our wholly owned subsidiary, Xinsheng, a company incorporated under the laws of the PRC. Xinsheng is principally engaged in the production and processing of high quality fresh and frozen ginger, as well as other fruits and vegetables, such as onion and garlic. Our customers are primarily based in Japan and several European countries. We produce high quality fresh and frozen ginger according to the strict food safety standards of those countries. We have been certified by the British Retail Consortium Global Food Standard for Food Safety. Regarding our food safety management system, we have met the requirements under Hazard Analysis and Critical Control Point Principles (“HACCP”) promulgated by Moody International Certification Limited. We maintain a monitoring and supervision program that we believe results in our products being in compliance with food safety standards from the countries into which we sell them.

Production Process and Quality Control Procedures

Currently, we lease 7.7 million square meters of land in Anqui, Shandong Province where we plant and harvest high quality ginger in addition to other fruits and vegetables, including onion and garlic. The planting of ginger takes place in April, the fourth quarter of our fiscal year, and harvesting takes place in October, the second quarter of our fiscal year.

Our quality control procedures include the following:

1.	Soil is tested for chemical residue that may have harmful effects on our products.

2.	Our fertilizing and debugging methods are environmentally friendly, and we do not use chemical pesticides.

3.	Raw ginger is randomly selected to test for any chemical residue.

4.	Raw ginger is randomly selected to check for inappropriately sized or rotten ginger.

5.	Half-finished ginger products are randomly selected to ensure that their size and weight will meet customer requirements.

6.	Finished product is randomly selected to test for quality and quantity.

7.	Electronic weights are utilized to weigh the finished products. In order to ensure the weights are working properly and accurately, the weights are tested frequently.

8.	Finished product is randomly tested to ensure that its weight will meet customer requirements.

Our Products

Fresh Vegetables

Ginger

Frozen Fruits and Vegetables

Peeled Ginger	Diced Garlic

Diced Ginger	Garlic Puree

Ginger Puree Cubes	Garlic Puree Cubes

Ginger Puree	Diced Onion

Strawberry	Peeled Garlic

We produced 11 products in the quarter ended December 31, 2011. Ginger accounted for approximately 84% of our sales in the quarter ended December 31, 2011.

Our customers

After years of building our reputation, we believe that we have earned the trust of our customers. Our customers include suppliers to one of the world’s largest supermarket chains in Europe and a major ingredient producer in Japan. Our major customers are located in Japan and within Europe, including the United Kingdom and the Netherlands.

The following table lists our top five customers and their percentage of current sales for the quarter ended December 31, 2011:

Top 5 Customers for the Three Months ended December 31, 2011

(Total sales revenue for the three months ended December 31, 2011: US$7,181,048)

Customer	Revenues		%
1. Customer A	US$	1,192,928	14%
2. Customer B	US$	1,146,271	13%
3. Customer C	US$	1,113,891	13%
4. Customer D	US$	1,059,971	12%
5. Customer E	US$	829,624	9%
Total:	US$	5,342,685	61%

The following table sets forth our sales by geographic segmentation:

Market	% of revenue contribution
PRC (see note a)	69%
UK	7%
Japan	19%
Netherlands	4%
Others	1%
Total	100%

Note a: The following table sets forth where our PRC customers designated delivery:

Market	% of revenue contribution
Japan	32%
UK	47%
Netherlands	20%
Others	1%
Total	100%

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

We intend to grow by:

•	Maintaining our reputation and increasing customer satisfaction by meeting applicable food safety standards.

•	Increasing production capacity to satisfy increasing customer demand.

•	Working with our customers to meet end user demand for new products and forms of our ginger and frozen fruits and vegetables. For the quarter ended December 31, 2011, Man Shing produced 11 products.

•	Continuing to maximize operating efficiencies through the utilization of our existing infrastructure and low labor and operating costs.

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

We believe our ability to maintain a competitive advantage depends on many factors including the following:

•	There is growing demand for ginger in the agricultural industry. Ginger is used in cooking as both an ingredient and main course;

•	We are able to meet strict export requirements that smaller local producers are unable to meet;

•	We have leased 7.7 million square meters of farmland. We believe that we have significantly more farmland than most of our competitors in the region. Our size supports our ability to maintain our high quality safety standards;

•	We have spent a significant amount of capital on safety and operational infrastructure. We can leverage this investment as we continue to produce high quality products which meets the applicable food safety standards;

•	We have relationships not only with the local government but also with our customers. Through these relationships, we have been able to increase the amount of farmland leased year over year and maintain our customer base. Our customers are willing to pay a premium for our high quality products since we comply with the most stringent international safety and quality standards that many of our smaller competitors are currently unable to meet; and

•	Local governments have tightened the export license renewal procedures and have toughened inspection, as a result of which certain exporters have terminated operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

	For the three months ended December 31,
	2011	2010
Sales	$8,798,455	$8,147,275
Cost of Sales	4,960,953	4,816,635
Operating Expenses	1,119,425	1,021,825
Other Expenses	(43,028)	(57,892)
Income from Operations	2,675,049	2,250,923
Income Taxes	0	0
Net Income	2,675,049	2,250,923
Other Comprehensive Income	227,970	195,326
Total Comprehensive Income	$2,903,019	$2,446,249

Revenues

Net revenues were $8,798,455 and $8,147,275 for the quarters ended December 31, 2011 and 2010, respectively. The increase in revenue of 8% is attributable to the expansion of our business through leasing more farmland, and our marketing strategy of developing customer loyalty which resulted in more business with our customers. We did not record any product returns for the quarters ended December 31, 2011 and 2010.

Cost of Sales

Cost of sales primarily includes costs to plant, harvest and store ginger and other agricultural products such as ginger seeds and fertilizers. During the quarter ended December 31, 2011, we had cost of sales of $4,960,953, or approximately 56% of revenues, versus cost of sales of $4,816,635, or approximately 59% of revenues for the quarter ended December 31, 2010. The cost of sales as a percentage of revenue decreased due primarily to decrease in costs of planting and production.

Gross profit

We had gross profit of $3,837,502 for the quarter ended December 31, 2011, which increased by $506,862, or 15%, compared to the gross profit of $3,330,640 for the quarter ended December 31, 2010.

Gross profit margin increased by 3% from 41% for the quarter ended December 31, 2010 to 44% for the quarter ended December 31, 2011.

The increase in gross profit margin for our ginger and agricultural products during the period under review was due primarily to a decrease in cost of planting corps.

Expenses

Operating expenses for the quarter ended December 31, 2011 were $1,119,425 compared to operating expenses of $1,021,825 for the quarter ended December 31, 2010. The increase in operating expenses was due to an increase in general and administrative expenses by $183,702, partially offset by a decrease in selling and marketing expenses by $86,102.

Selling and marketing expenses were 7% of revenues for the quarter ended December 31, 2011 and 9% of revenues for the quarter ended December 31, 2010. The decrease in the selling and marketing expenses as a percentage of revenues was due primarily to a decrease in distribution costs.

General and administrative expenses were 6% of revenues for the quarter ended December 31, 2011 and 4% of revenues for the quarter ended December 31, 2010. General and administrative expenses consisted of mainly professional fees and office rental expenses. The increase in general and administrative expenses was mainly due to increase in professional fees.

Income Taxes

We had no income tax expense for the quarters ended December 31, 2011 and 2010, respectively, since the Company is exempted from the Enterprise Income Tax as approved by PRC tax bureau.

Income

We had net income of $2,675,049 and $2,250,923 for the quarters ended December 31, 2011 and 2010, respectively. Net income margin improved by 2% to 30% for the quarter ended December 31, 2011, as compared to 28% for the quarter ended December 31, 2010. Our net income is a function of revenues, cost of sales and other expenses as described above. The increase in net income is attributable to the expansion of our business and increased sales from our current customers as a result of our marketing strategy.In addition, we were able to maintain expenses at a stable level as a percentage of revenue.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

	For the six months ended December 31,
	2011	2010
Sales	$15,969,860	$15,474,501
Cost of Sales	9,231,131	8,974,943
Operating Expenses	1,913,155	1,953,982
Other Expenses	(92,315)	(86,757)
Income from Operations	4,733,259	4,458,819
Income Taxes	0	0
Net Income	4,733,259	4,458,819
Other Comprehensive Income	640,252	445,164
Total Comprehensive Income	$5,373,511	$4,903,983

Revenues

Net revenues were $15,969,860 and $15,474,501 for the six months ended December 31, 2011 and 2010, respectively. The increase in revenue is attributable to the expansion of our business through leasing more farmland, and our marketing strategy of developing customer loyalty which has led to increased sales of our products to our customers. We did not record any product returns for the six month periods ended December 31, 2011 and 2010.

Cost of Sales

Cost of sales primarily includes costs to plant, harvest and store ginger and other agricultural products such as ginger seeds and fertilizers. During the six months ended December 31, 2011, we had cost of sales of $9,231,132, or approximately 58% of revenues, versus cost of sales of $8,974,943, or approximately 58% of revenues for the six months ended December 31, 2010. The cost of sales as a percentage of revenue remained stable due primarily to good control of costs of planting and production.

Gross profit

We had gross profit of $6,738,792 for the six months ended December 31, 2011, which increased by $239,171, or 4%, when compared to the gross profit of $6,499,558 for the six months ended December 31, 2010.

Gross profit margin was 42% for the six month periods ended December 31, 2011 and December 31, 2010.

The gross profit margin for our ginger and agricultural products remained stable during the period under review due primarily to management of material costs.

Expenses

Operating expenses for the six months ended December 31, 2011 were $1,913,155 compared to operating expenses of $1,953,982 for the six months ended December 31, 2010. The decrease in operating expenses was due to a decrease in the selling and marketing expenses by $223,393, partially offset by an increase in general and administrative expenses by $182,566.

Selling and marketing expenses were 8% of revenues for the six months ended December 31, 2011 and 10% of revenues for the six months ended December 31, 2010. The decrease in the selling and marketing expenses was due primarily to the decrease in distribution costs.

General and administrative expenses were 4% of revenues for the six months ended December 31, 2011 and 3% of revenues for the six months ended December 31, 2010. General and administrative expenses were maintained at a relatively low level as a percentage of revenue. General and administrative expenses consisted of mainly professional fees and office rental expenses.

Income Taxes

We had no income tax expense for the six months ended December 31, 2011 and 2010, respectively, since the Company is exempted from the Enterprise Income Tax as approved by PRC tax bureau.

Income

We had a net income of $4,733,259 and $4,458,819 for the six months ended December 31, 2011 and 2010, respectively. Net income margin was stable at 30% for the six months ended December 31, 2011, as compared to 29% for the six months ended December 31, 2010. Our net income is a function of revenues, cost of sales and other expenses as described above. The increase in net income is attributable to the expansion of our business through our marketing strategy and our customer loyalty, and increase in sales of our products. In addition, we were able to maintain expenses at a stable level as a percentage of revenue.

Impact of Inflation

We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in our cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

As of December 31, 2011 and June 30, 2011, cash and cash equivalents totaled $11,841,067 and $7,081,297, respectively.

Working capital as of December 31, 2011 and June 30, 2011 amounted to $28,746,142 and $23,612,157, respectively. The increase in working capital was mainly due to increase in cash balances. Net cash provided by  operating activities for the six months ended December 31, 2011 and 2010 amounted to $4,825,434 and $2,227,407, respectively. Cash flows from operations for the six months ended December 31, 2011 were contributed primarily by net income generated from operating activities of $4,733,259, a decrease in prepayment of $150,261, and a decrease in deferred inventory costs of $9,194,858 which was in connection with prepaid rent, supplies and other items used in the growing and packaging of ginger, and an increase in accounts payable of $446,338, partially offset by an increase in inventory of $6,940,634, a increase in tax recoverable of $692,712, and an increase in accounts receivable of $2,053,573.

Cash flows used in investing activities were $306,761 and $472,957 for the six months ended December 31, 2011 and 2010, respectively.  Net cash used in investing activities for the six months ended December 31, 2011 was due primarily to the increase in fixed assets and purchase of equipment.

Net cash provided by financing activities for the six months ended December 31, 2011 and 2010 amounted to $0 and $1,500,129, respectively. No cash was provided by financing activities for the six months ended December 31, 2011 because there were no proceeds from fund raising activities for the six months ended December 31, 2011 as we had sufficient cash flows to meet our operating needs.

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

As of December 31, 2011, the Company had no capital commitment.

Overall, we have funded all of our cash needs and no significant amount of our trade payables has been unpaid within the stated trade term. As of December 31, 2011, we are not subject to any unsatisfied judgments, liens, or settlement obligations. We believe that the current operating activities would be able to generate adequate cash flows supporting the daily operations for the next twelve months.

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

Based on the above assessment, during the reporting periods, management establishes the general provision allowance equivalent to 0.5% of the gross amount of trade receivables due less than 1 year, 5% of the gross amount of trade receivables due from 1 to 2 years, and 10% of the gross amount of trade receivables due from 2 to 3 years. Management writes off the gross amount of trade receivables due over 3 years.  An additional specific provision is made against trade receivables to the extent to which they are considered to be doubtful.

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

Deferred inventory cost

In accordance with Accounting Standards Codification (“ASC’’) 905 “Agriculture” costs of growing crops shall be accumulated until the time of harvest. Growing crops shall be reported at the lower of cost or market.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined on a first in first out basis, which approximates weighted average and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories, cost includes an appropriate share of production overheads based on normal operating capacity.  In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

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

Stock-based compensation

The Company measures compensation expenses for its non-employee stock-based compensation under ASC 718, “Stock Compensation”. The fair value of the stock issued was used to measure the compensation, as this is more reliable than the fair value of the services received. Fair value is measured using the bid price as the value of the Company’s common stock on the measurement date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (who is also our Chief Executive Officer) and principal financial officer (who is also our Chief Financial Officer), we conducted an evaluation of the effectiveness, as of December 31, 2011, of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are not effective due to the material weakness and significant deficiency in internal controls over financial reporting described below.

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

The material weakness and significant deficiency identified by our management as of December 31, 2011 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

Remediation Initiative

We previously began to provide U.S. GAAP training sessions to our accounting team and intend to increase the amount of training that each member of our accounting team receives. The training sessions will be organized to help our corporate accounting team gain experience in U.S. GAAP reporting and to enhance their awareness of new and emerging pronouncements with potential impact over our financial reporting. Since March 2011, we have engaged a certified public accounting firm in the United States to act as a consultant to provide advice regarding U.S. GAAP and internal controls over financial reporting.

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

During the three months ended December 31, 2011, we did not issue any unregistered securities that were not otherwise reported in a Current Report on Form 8-K and neither we nor affiliated purchasers (nor anyone on our or affiliated purchasers’ behalf) made any repurchases of our equity securities.

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

MAN SHING AGRICULTURAL HOLDINGS, INC.

Date: February 6, 2012	By:	/s/ Shili Liu
Name: Shili Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2012	By:	/s/ Kenny Chow
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

