Form 10-Q
period 2012-03-31
MAN SHING AGRICULTURAL HOLDINGS, INC
filed 2012-05-07
CIK 1430060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Number of shares of common stock outstanding as of April 30, 2012: 48,226,958

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2012	June 30, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,457,235	$7,081,297
Accounts receivable, trade, net	9,753,673	6,330,625
Inventories	8,631,822	4,880,266
Deferred inventory costs	2,427,625	9,064,571
Prepayments	238,716	371,881
Other receivables	808	787
Tax recoverable	989,948	577,995
TOTAL CURRENT ASSETS	37,499,827	28,307,422

FIXED ASSETS
Property, plant, and equipment	2,210,085	1,619,838
Accumulated depreciation	(390,609)	(257,250)
Construction in progress	-	211,752
NET FIXED ASSETS	1,819,476	1,574,340

TOTAL ASSETS	$39,319,303	$29,881,762

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowing	$1,588,739	$1,916,064
Accounts payable	1,028,646	691,628
Other payables and accrued liabilities	1,631,580	1,685,016
Receipts in advance	362,265	402,557
TOTAL CURRENT LIABILITIES	4,611,230	4,695,265

LONG-TERM LIABILITIES
Convertible note	1,500,000	1,500,000

TOTAL LIABILITIES	6,111,230	6,195,265

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par, 25,000,000 shares authorized,
176,750 shares issued and outstanding at March 31, 2012
and June 30, 2011, respectively	177	177
Common stock, $.001 par, 175,000,000 shares authorized,	48,227	48,027
48,226,958 and 48,026,958 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively
Additional paid-in capital	4,227,345	4,210,545
Accumulated other comprehensive income	2,127,694	1,180,599
Statutory reserves	10,198,223	5,823,139
Retained earnings	16,606,407	12,424,010
TOTAL STOCKHOLDERS' EQUITY	33,208,073	23,686,497

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,319,303	$29,881,762

The accompanying notes are on integral part of these unaudited condensed consolidated financial statements.

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Months Ended March 31, 2012 and 2011

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Revenues
Sales	$9,318,536	$7,947,540	$25,278,387	$23,419,274
Cost of sales	4,757,787	4,625,866	13,987,852	13,598,988
Gross profit	4,560,749	3,321,674	11,290,535	9,820,286

Operating expenses
Selling and marketing expenses	557,289	697,745	1,832,899	2,196,824
General and administrative expenses	225,460	320,741	863,904	716,096
Total Operating Expenses	782,749	1,018,486	2,696,803	2,912,920

Operating income	3,778,000	2,303,188	8,593,732	6,907,366

Other income (expenses), net
Financial income (expenses), net	(68,086)	(71,489)	(192,815)	(219,432)
Non-operating income (expense), net	114,309	80,167	156,566	80,273
Total other income (expenses), net	46,223	8,678	(36,249)	(139,159)

Income from Operations before income taxes	3,824,223	2,311,866	8,557,483	6,768,207

Income taxes	-	-	-	-

Net Income	3,824,223	2,311,866	8,557,483	6,768,207

Other comprehensive income , net
Foreign currency translation gain , net	306,843	222,610	947,095	665,899

Total comprehensive income	$4,131,066	$2,534,476	$9,504,578	$7,434,106

Weighted average number of shares outstanding
Basic	48,095,090	45,138,069	48,049,503	40,371,280

Diluted	49,862,590	46,905,569	49,817,003	62,804,934

Earnings per share
Basic	$0.08	$0.05	$0.18	$0.17

Diluted	$0.08	$0.05	$0.17	$0.11

The accompanying notes are on integral part of these unaudited condensed consolidated financial statements.

Man Shing Agricultural Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2012 and 2011

	For the Nine Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,557,483	$6,768,207
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	124,888	62,316
Provision for doubtful accounts	15,896	-
Stock-based compensation to service providers	92,000	100,000
Increase (decrease) in cash from changes in:
Accounts receivable, trade	(3,084,212)	(2,332,714)
Prepayments	62,838	(241,681)
Deferred inventory costs	6,825,362	322,022
Inventories	(3,579,004)	(2,832,326)
Accounts payable	327,974	748,898
Tax recoverable	(391,831)	(278,529)
Other payables and accrued liabilities	(82,641)	(37,510)
Receipts in advance	(51,127)	78,644
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,817,626	2,357,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(323,729)	(577,622)
NET CASH USED IN INVESTING ACTIVITIES	(323,729)	(577,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loan	(377,595)	-
Proceeds from issue of common stock	-	4,000,129
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(377,595)	4,000,129

Foreign Currency Translation Adjustment	259,636	140,674

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,375,838	5,920,508

CASH AND CASH EQUIVALENTS:
Beginning of period	7,081,297	378,930
End of period	$15,457,235	$6,299,438

Supplemental disclosure of cash flow information

Cash paid for:
Interest	$193,570	$83,345
Income taxes	$-	$-

Non-cash investing and financing activities:
Stock-based compensation to service providers:	$92,000	$100,000

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011

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

As of August 20, 2009, Man Shing entered into a Plan of Exchange (the Agreement”) between and among Man Shing, Hero Capital Profits Limited (“Hero”), a company organized and existing under the laws of the British Virgin Islands, Weifang Xinsheng Food Co., Ltd. (“Xinsheng”), a company organized and existing under the laws of the People’s Republic of China, and the shareholders of Xinsheng. Pursuant to the terms of the Agreement, Man Shing acquired one hundred percent (100%) of the issued and outstanding share capital of Hero from the shareholders of Hero in exchange for a new issuance of 32,800,000 shares of common stock of Man Shing and the simultaneous transfer of 3,535,000 shares of Man Shing’s preferred stock to the shareholders of Hero, held in the name of the Northeast Nominee Trust, of which Duane Bennett, the former president of Man Shing, is trustee, which gave the shareholders of Hero an interest in Man Shing representing 99.38% of the issued and outstanding shares of common stock and 98.19% of the issued and outstanding shares of preferred stock (the “Transaction”). Upon completion of the exchange, Hero and Xinsheng became Man Shing’s wholly owned subsidiaries. The Transaction was consummated on August 20, 2009.

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

Man Shing, Hero and Xinsheng are hereinafter referred to in these notes as the “Company”.

3.	DESCRIPTION OF BUSINESS

The Company is engaged in the production and processing of fresh and frozen vegetables, mainly ginger but also including other vegetables such as onion and garlic. The Company strives to provide high quality products to its customers. As of March 31, 2012, the Company leased 110,000 square meters of factory space from an individual and 7.7 million square meters of farmland from the People’s Republic of China (PRC”) Government in Anqiu, Shandong Province, which is one of the largest ginger farmlands in the region.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The ASU amends the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement,” to converge US GAAP and International Financial Reporting Standards requirements for measuring amounts at fair value as well as disclosures about these measurements. Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to how many companies currently apply the fair value principles. In certain instances, however, the FASB changed a principle to achieve convergence, and while limited, these amendments have the potential to significantly change the practices of some companies. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 and, for the Company, the amendments are effective beginning in July 1, 2013.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”). The new US GAAP guidance gives companies two choices of how to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income: companies can create one continuous statement of comprehensive income or two separate consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. Earnings per share would continue to be based on net income. Although existing guidance related to items that must be presented in OCI has not changed, companies will be required to display reclassification adjustments for each component of OCI in both net income and OCI. Also, companies will need to present the components of OCI in their interim and annual financial statements. The amendments in the ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and, for the Company, the amendments are effective beginning July 1, 2013.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income’’ (“ASU 2011-05’’). The company may display reclassification adjustments out of accumulated other comprehensive income on the face of the financial statement in which the components of other comprehensive income are presented, comprehensive income is reported, or it may disclose those reclassification adjustments in the notes to the financial statements. Therefore, for all classifications of other comprehensive income, an entity may use either a gross display on the face of the financial statement or a net display on the face of the financial statement and disclose the gross change in the notes to the financial statements. The amendments in the ASU should be applied retrospectively.  The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $48,550 and $31,608 are appropriate as of March 31, 2012 and June 30, 2011, respectively.

	March 31, 2012	June 30, 2011

Accounts receivable, gross	$9,802,223	$6,362,233

Less: allowance for doubtful accounts	(48,550)	(31,608)
Accounts receivable, net	$9,753,673	$6,330,625

6.	INVENTORIES

	March 31, 2012	June 30, 2011

Raw materials	$7,682,308	$4,475,855
Finished goods	949,514	404,411
	$8,631,822	$4,880,266

For the nine months ended March 31, 2012 and the year ended June 30, 2011, no provision for obsolete inventories was recorded by the Company.

7.	DEFERRED INVENTORY COSTS

The deferred inventory costs of $2,427,625 as of March 31, 2012 represented farmland rental of $1,572,725, cost of ginger seeds of $381,297, fertilizers and supplies of $254,198, and other items of $219,405. The deferred inventory costs of $9,064,571 as of June 30, 2011 represented farmland rental of $1,406,615, cost of ginger seeds of $2,317,621, fertilizer and supplies of $3,955,192, and other items of $1,385,143. These items were used in the planting of ginger and will be transferred to inventories at the time of harvests.

8.	SHORT-TERM BORROWING (LINE OF CREDIT)

On March 17, 2011, Xinsheng entered a loan agreement with Bank of Weifang in the PRC for a facility of approximately $365,748 (RMB2,400,000). The loan has an annual interest rate of 9.696% and matures on March 16, 2012 (twelve months following the date the loan was entered into). The loan is guaranteed by an unrelated third party. The Company fully repaid the loan on March 16, 2012. As of March 31, 2012, the outstanding amount of this loan was $0.

On April 10, 2012, Xinsheng entered a loan agreement with Bank of Weifang in the PRC for a facility of approximately $380,662 (RMB2,400,000). The loan has an annual interest rate of 10.496% and matures on March 27, 2013 (approximately twelve months following the date the loan was entered into). The loan is guaranteed by an unrelated third party. As of March 31, 2012, the outstanding amount of this loan was $0.

On May 9, 2011, Xinsheng entered a loan agreement with Agricultural Development Bank of China in the PRC for a facility of approximately $1,542,615 (RMB10,000,000). The loan has an annual interest rate of 6.31% and matures on May 8, 2012 (twelve months following the date the loan was entered into). The loan is guaranteed by an unrelated third party and Mr. Shili Liu, the Company’s CEO, President and Chairman. As of March 31, 2012, the outstanding amount of this loan was $1,588,739 (RMB10,000,000).

9.	CONVERTIBLE REDEEMABLE DEBENTURES

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

The Company recognized the above debentures and accrued interest at carrying amounts and the shares of common stock were recognized as a prepaid expense using the bid price of the Company’s common stock at the issuance date, amortized to stock-based compensation expenses over the maturity period. Accordingly, the company recognized $75,000 and $75,000 for the nine months period ended 31 March 2012 and 2011, respectively.

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

Pursuant to a service agreement, 200,000 shares were issued to a service provider after the agreed service period from November 5, 2010 to November 4, 2011. The fair value of the 200,000 was determined using the bid price of the Company’s Common Stock on the grant date. Accordingly, the Company recognized $17,000 and $25,000 of stock based compensation during the nine month periods ended March 31, 2012 and 2011, respectively.

Pursuant to the terms of a Cancellation Agreements dated March 16, 2012, Mr. Eddie Cheung and Mr. Kenny Chow agreed to cancel 88,375 and 88,375 preferred shares of the Company, respectively.

11.	STATUTORY RESERVES

In accordance with the relevant laws and regulations of the PRC and articles of association, the Company is required to appropriate 10% of the net profit as reported in the Company’s PRC statutory financial statements to the statutory reserve fund. For the quarter ended March 31, 2012 and the year ended June 30, 2011, the Company compulsorily contributed $1,093,771 and $921,334, respectively.

Further appropriation is optional upon approval from the board of directors or members. For the quarter ended March 31, 2012 and the year ended June 30, 2011, the Company voluntarily contributed $3,281,313 and $2,767,304, respectively.

The statutory reserves are not distributable in the form of cash dividends to the Company but can be used for offset against cumulative prior year losses.

12.	INCOME TAXES

The Company’s wholly owned subsidiary is subject to the PRC Enterprise Income Tax (EIT”) at the statutory rate of 25% on the profits as reported in the Company’s PRC statutory financial statements as adjusted by profit and loss items that are not taxable or deductible.  During the quarter ended March 31, 2012 and year ended June 30, 2011, the Company is exempted from the EIT as it engages in agricultural business as approved by PRC tax bureau. The Company must renew the exemption annually. The Company expects its exemption to continue since it operates in the rural agricultural business.

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

The Company by itself does not have any business operating activities in the United States.

The following table reconciles the statutory rates to the Company’s effective tax rates for the quarter ended March 31, 2012 and 2011 and nine months ended March 31, 2012 and 2011:

	Quarter ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011

PRC statutory rates	25%	25%	25%	25%
Effect of tax rates in different jurisdiction	0.03%	(0.61)%	(0.27)%	(0.59)%
Effect of non-deductible expenses	34.90%	58.25%	47.17%	59.53%
Change in valuation allowance	0.98%	3.30%	1.95%	2.57%
Effect of tax exemption of PRC subsidiary	(60.91)%	(85.94)%	(73.85)%	(86.51)%

Effective income rate	0%	0%	0%	0%

The Company has not provided deferred tax liabilities of $1,968,421 and $1,491,362 as of March 31, 2012 and June 30, 2011, respectively, on undistributed earnings attributable to its PRC subsidiary since January 1, 2008 as it intends to reinvest such earnings and the payment of dividends is indefinitely postponed.

 As of March 31, 2012 and June 30, 2011, Man Shing had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately $3,020,090 and $2,529,326, respectively, that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a full valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at March 31, 2012 and June 30, 2011. The net operating loss carryforwards expire in various years through 2030.

Net deferred tax assets relate solely to Man Shing, and consist of the following components as of March 31, 2012 and June 30, 2011:

	March 31,	June 30,
	2012	2011
Deferred tax assets	1,057,000	885,000
Less: valuation allowance	(1,057,000)	(885,000)
Net deferred tax asset	-	-

Value added tax (VAT”)

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

On December 31, 2011, Ministry of Finance, State Administration of Taxation issued a notice (Cai Shui [2011] No. 137) on the exemption of VAT for vegetable products with effect from January 1, 2012.

13.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of the common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and common share equivalents outstanding during the period.

The following tables illustrate the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2012	2011
Net income for the period	$3,824,223	$2,311,866

Determination of shares:
Weighted-average common shares outstanding (Basic)	48,095,090	45,138,069
Assumed conversion of preferred stock	1,767,500	1,767,500
Weighted-average common shares outstanding (Diluted)	49,862,590	46,905,569

Basic earnings per share	$0.08	$0.05
Diluted earnings per share	$0.08	$0.05

	Nine months ended
	March 31,
	2012	2011
Net income for the period	$8,557,483	$6,768,207

Determination of shares:
Weighted-average common shares outstanding (Basic)	48,049,503	40,371,280
Assumed conversion of preferred stock	1,767,500	22,433,654
Weighted-average common shares outstanding (Diluted)	49,817,003	62,804,934

Basic earnings per share	$0.18	$0.17
Diluted earnings per share	$0.17	$0.11

Conversion of the convertible notes (see Note 9) is not assumed and the related 750,000 shares (Convertible notes of $1,500,000 at conversion price of $2) were not included in weighted average share calculation as the conversion would be anti-dilutive because the conversion price was higher than the market value per share of the common stock as of March 31, 2012 and 2011.

14.	COMMITMENT AND CONTINGENCIES

The Company has entered into the following material lease agreements.

On December 30, 2008, and December 31, 2009, the Company entered into lease agreements with the local government. Pursuant to these agreements, total area of 3.335 million square meters (5,000 mu) and 2 million square meters (3,000 mu) of land are leased from January 1, 2009 to December 31, 2023 and January 1, 2010 to December 31, 2025, with total annual lease payments of $476,622 (RMB3,000,000) and $285,973 (RMB 1,800,000), respectively.

On July 1, 2009, the Company entered into a lease agreement with a third party. Pursuant to the agreement, the Company leased the office building and plant from July 1, 2009 to June 30, 2014. The first year’s rent was waived and the annual lease payment of $142,987 (RMB900,000) began in the second year. The Company recognizes the aggregate benefit of rent incentives as a reduction of rental expense over the lease term, on a straight-line basis.

On March 31, 2011, the Company entered into a land lease agreement with the local government pursuant to which the Company agreed to lease approximately 2.4 million square meters (3,620 mu) of farmland. The term of the lease is six years, from January 1, 2011 through December 31, 2016 with an annual lease of approximately $552,119 (RMB3,475,200).

On October 2 and 3, 2011, the Company entered into several lease agreements with a local village for inventory (ginger) storage. Pursuant to these agreements, the annual lease payment will be calculated based on the weight of inventory storage (RMB180 per ton).

Future aggregated annual lease payments are as follows:

Year Ending June 30,
2012	$364,425
2013	1,457,700
2014	1,457,700
2015	1,314,713
2016	1,314,713
Thereafter	6,567,466
TOTAL	$12,476,717

As of March 31, 2012, the Company had a capital commitment of USD11,121 (RMB70,000) in respect of transformation of freezing machine. As of June 30, 2011, the Company had a capital commitment of $208,957 (RMB 1,352,288) in respect of an environmental equipment installation for construction in progress and two machineries.

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

(b) Geographical segment

The following table sets forth the geographic information of the Company’s customers:

For the three months ended March 31, 2012:

Market	% of revenue contribution
PRC (note a)	69%
UK	10%
Japan	17%
Netherlands	1%
Others	3%
Total	100%

For the nine months ended March 31, 2012:

Market	% of revenue contribution
PRC (note a)	67%
UK	8%
Japan	18%
Netherlands	3%
Others	4%
Total	100%

The Company’s operations are located in the PRC. For the nine months ended March 31, 2012 and 2011, 100% of the Company’s assets were located in the PRC.

Note (a): The following table sets forth the Company’s PRC customers by designation of delivery:

For the three months ended March 31, 2012:

Market	% of revenue contribution
Japan	34%
UK	44%
Netherlands	19%
Others	3%
Total	100%

For the nine months ended March 31, 2012:

Market	% of revenue contribution
Japan	34%
UK	46%
Netherlands	18%
Others	2%
Total	100%

16.	CONCENTRATION AND RISK

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

The Company had 4 and 4 customers that individually comprised 52% and 36% of net revenue for the three months ended March 31, 2012 and March 31, 2011, respectively.

The Company had 4 and 4 customers that individually comprised 50% and 34% of net revenue for the nine months ended March 31, 2012 and March 31, 2011, respectively.

	Three months ended March 31,					Nine months ended March 31,
CUSTOMERS	2012 Revenues		2011 Revenues			2012 Revenues		2011 Revenues
Customer A	$1,498,974	16%	$1,628,405	20%		$3,573,853	14%	$3,879,590	17%
Customer B	1,331,832	14%	-	-		3,301,063	13%	-	-
Customer C	1,088,814	12%	772,912	10%		2,858,909	11%	2,350,929	10%
Customer D	981,934	10%	487,828	6%		3,010,237	12%	1,553,014	7%

Total:	$4,901,554	52%	$2,889,145	36%	Total:	$12,744,062	50%	$7,783,533	34%

	As of March 31, 2012			As of June 30, 2011
CUSTOMERS	Accounts Receivable			Accounts Receivable
Customer A	$1,723,824	18%		$1,896,141	30%
Customer B	1,433,571	15%		506,479	8%
Customer C	1,160,969	12%		583,517	9%
Customer D	1,041,242	11%		470,407	7%

Total:	$5,359,606	56%	Total:	$3,456,544	54%

17.	RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to the Consolidated Balance Sheet and Consolidated Statement of Cash Flows presentation and did not impact the Consolidated Statement of Operations and Comprehensive Income.

As of and for the year ended June 30, 2011, $562,851 was reclassified to “Tax recoverable” out of “Inventories” with corresponding changes made to the Consolidated Statement of Cash Flows within Cash Flows From Operating Activities” to conform to current year presentation.

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

We produced 11 products in the quarter ended March 31, 2012. Ginger accounted for approximately 91% of our sales in the quarter ended March 31, 2012.

Our Customers

After years of building our reputation, we believe that we have earned the trust of our customers. Our customers include suppliers to one of the world’s largest supermarket chains in Europe and a major ingredient producer in Japan. Our major customers are located in Japan and within Europe, including the United Kingdom and the Netherlands.

The following table lists our top five customers and their percentage of current sales for the quarter ended March 31, 2012:

Top 5 Customers for the Three Months ended March 31, 2012

(Total sales revenue for the three months ended March 31, 2012: US$9,318,536)

Customer	Revenues		%
1. Customer A	US$	1,498,974	16%
2. Customer B	US$	1,331,832	14%
3. Customer C	US$	1,088,814	`12%
4. Customer D	US$	981,934	10%
Total:	US$	4,901,554	52%

The following table sets forth our sales by geographic segmentation:

Market	% of revenue contribution
PRC (see note a)	69%
UK	10%
Japan	17%
Netherlands	1%
Others	3%
Total	100%

Note a: The following table sets forth where our PRC customers designated delivery:

Market	% of revenue contribution
Japan	34%
UK	44%
Netherlands	19%
Others	3%
Total	100%

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

We intend to grow by:

•	Maintaining our reputation and increasing customer satisfaction by meeting applicable food safety standards.
•	Increasing production capacity to satisfy increasing customer demand.
•	Working with our customers to meet end user demand for new products and forms of our ginger and frozen fruits and vegetables. For the quarter ended March 31, 2012, Man Shing produced 11 products.
•	Continuing to maximize operating efficiencies through the utilization of our existing infrastructure and low labor and operating costs.

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

We believe our ability to maintain a competitive advantage depends on many factors including the following:

•	There is growing demand for ginger in the agricultural industry. Ginger is used in cooking as both an ingredient and main course;

•	We are able to meet strict export requirements that smaller local producers are unable to meet;

•	We have leased 7.7 million square meters of farmland. We believe that we have significantly more farmland than most of our competitors in the region. Our size supports our ability to maintain our high quality safety standards;

•	We have spent a significant amount of capital on safety and operational infrastructure. We can leverage this investment as we continue to produce high quality products which meet the applicable food safety standards;

•	We have relationships not only with the local government but also with our customers. Through these relationships, we have been able to increase the amount of farmland leased year over year and maintain our customer base. Our customers are willing to pay a premium for our high quality products since we comply with the most stringent international safety and quality standards that many of our smaller competitors are currently unable to meet; and
•	Local governments have tightened the export license renewal procedures and have toughened inspection, as a result of which certain exporters have terminated operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	For the three months ended
	March 31,
	2012	2011
Sales:	$9,318,536	$7,947,540
Cost of Sales:	$4,757,787	$4,625,866
Operating Expenses:	$782,749	$1,018,486
Other Income (Expenses):	$46,223	$8,678
Income from Operations:	$3,824,223	$2,311,866
Income Taxes:	$-	$-
Net Income:	$3,824,223	$2,311,866
Other Comprehensive Income:	$306,843	$222,610
Total Comprehensive Income:	$4,131,066	$2,534,476

Revenues

Net revenues were $9,318,536 and $7,947,540 for the quarters ended March 31, 2012 and 2011, respectively. The increase in revenue of 17% is attributable to an expansion of business with our current customers who, we believe, appreciate the high quality of our products. We did not record any product returns for the quarters ended March 31, 2012 and 2011.

Cost of Sales

Cost of sales primarily includes costs to plant, harvest and store ginger and other agricultural products such as ginger seeds and fertilizers. During the quarter ended March 31, 2012, we had cost of sales of $4,757,787, or approximately 51% of revenues, versus cost of sales of $4,625,866, or approximately 58% of revenues for the quarter ended March 31, 2011. The cost of sales as a percentage of revenue decreased due primarily to a decrease in planting and production costs, such as, raw material costs.

Gross profit

We had gross profit of $4,560,749 for the quarter ended March 31, 2012, which increased by $1,239,075, or 37%, compared to the gross profit of $3,321,674 for the quarter ended March 31, 2011.

Gross profit margin increased by 7% from 42% for the quarter ended March 31, 2011 to 49% for the quarter ended March 31, 2012.

The increase in gross profit margin for our ginger and agricultural products during the period under review was due primarily to a decrease in planting and production costs, such as raw material costs.

Expenses

Operating expenses for the quarter ended March 31, 2012 were $782,749 compared to operating expenses of $1,018,486 for the quarter ended March 31, 2011. The decrease in operating expenses was due to a decrease in general and administrative expenses by $95,281 and a decrease in selling and marketing expenses by $140,456.

Selling and marketing expenses were 6% of revenues for the quarter ended March 31, 2012 and 9% of revenues for the quarter ended March 31, 2011. The decrease in the selling and marketing expenses as a percentage of revenues was due primarily to decrease in distribution costs.

General and administrative expenses were 2% of revenues for the quarter ended March 31, 2012 and 4% of revenues for the quarter ended March 31, 2011. General and administrative expenses consisted of mainly professional fees and office rental expenses.

Income Taxes

We had no income tax expense for the quarters ended March 31, 2012 and 2011, respectively, since the Company is exempted from the Enterprise Income Tax as approved by PRC tax bureau.

Income

We had net income of $3,824,223 and $2,311,866 for the quarters ended March 31, 2012 and 2011, respectively. Net income margin improved by 12% to 41% for the quarter ended March 31, 2012, as compared to 29% for the quarter ended March 31, 2011. Our net income is a function of revenues, cost of sales and other expenses as described above. In addition, we were able to maintain expenses at a low level as a percentage of revenue.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011

	For the nine months ended March 31,
	2012	2011
Sales:	$25,278,386	$23,419,274
Cost of Sales:	$13,987,852	$13,598,988
Operating Expenses:	$2,696,803	$2,912,920
Other Loss:	$(36,249)	$(139,159)
Income from Operations:	$8,557,482	$6,768,207
Income Taxes:	$-	$-
Net Income:	$8,557,482	$6,768,207
Other Comprehensive Income:	$947,095	$665,899
Total Comprehensive Income:	$9,504,577	$7,434,106

Revenues

Net revenues were $25,278,386 and $23,419,274 for the nine months ended March 31, 2012 and 2011, respectively. The increase in revenue is attributable to an expansion of business with our current customers who, we believe, appreciate the high quality of our products. We did not record any product returns for the nine month periods ended March 31, 2012 and 2011.

Cost of Sales

Cost of sales primarily includes costs to plant, harvest and store ginger and other agricultural products such as ginger seeds and fertilizers. During the nine months ended March 31, 2012, we had cost of sales of $13,987,852, or approximately 55% of revenues, versus cost of sales of $13,598,988, or approximately 58% of revenues for the nine months ended March 31, 2011. The cost of sales as a percentage of revenue decreased due primarily to a decrease in planting and production costs, such as, raw material costs.

Gross profit

We had gross profit of $11,290,534 for the nine months ended March 31, 2012, which increased by $1,470,248, or 15%, when compared to the gross profit of $9,820,286 for the nine months ended March 31, 2011.

Gross profit margin increased by 3% from 42% for the nine months ended March 31, 2011 to 45% for the nine months ended March 31, 2012.

The increase in gross profit margin for our ginger and agricultural products during the period under review was due primarily to decrease in planting and production costs, such as raw material costs.

Expenses

Operating expenses for the nine months ended March 31, 2012 were $2,696,803 compared to operating expenses of $2,912,920 for the nine months ended March 31, 2011. The decrease in operating expenses was due to a decrease in selling and marketing expenses by $363,925, partially offset by.an increase in general and administrative expenses by $147,808.

Selling and marketing expenses were 7% of revenues for the nine months ended March 31, 2012 and 9% of revenues for the nine months ended March 31, 2011. The decrease in the selling and marketing expenses was due primarily to decrease in distribution costs.

General and administrative expenses were 3% of revenues for the nine months ended March 31, 2012 and 3% of revenues for the nine months ended March 31, 2011. General and administrative expenses consisted of mainly professional fees and office rental expenses.

Income Taxes

We had no income tax expense for the nine months ended March 31, 2012 and 2011, respectively, since the Company is exempted from the Enterprise Income Tax as approved by PRC tax bureau.

Income

We had a net income of $8,557,482 and $6,768,207 for the nine months ended March 31, 2012 and 2011, respectively. Net income margin improved by 5% from 29% for the nine months ended March 31, 2011 to 34% for the nine months ended March 31, 2012. Our net income is a function of revenues, cost of sales and other expenses as described above and our expenses remained at a stable level as a percentage of revenue.

Impact of Inflation

We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in our cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

As of March 31, 2012 and June 30, 2011, cash and cash equivalents totaled $15,457,234 and $7,081,297, respectively.

Working capital as of March 31, 2012 and June 30, 2011 amounted to $32,888,599 and $23,612,157, respectively. The increase in working capital was mainly due to increase in cash balances. Net cash provided by operating activities for the nine months ended March 31, 2012 and 2011 amounted to $8,817,626 and $2,357,327, respectively. Cash flows from operations for the nine months ended March 31, 2012 were contributed to primarily by net income generated from operating activities of $8,557,483, a decrease in prepayment of $62,838, and a decrease in deferred inventory costs of $6,825,362 which was in connection with prepaid rent, supplies and other items used in the growing and packaging of ginger, and an increase in accounts payable of $327,974, partially offset by an increase in inventory of $3,579,004, an increase in tax recoverable of $391,831, and an increase in accounts receivable of $3,084,212.

Cash flows used in investing activities were $323,729 and $577,622 for the nine months ended March 31, 2012 and 2011, respectively.  Net cash used in investing activities for the nine months ended March 31, 2012 was due primarily to the increase in fixed assets and purchase of equipment.

Net cash used in and provided by financing activities for the nine months ended March 31, 2012 and 2011 amounted to $(377,595) and $4,000,129, respectively. Net cash used in financing activities for the nine months ended March 31, 2012 decreased because the Company repaid a short term bank loan during the period.

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

As of March 31, 2012, the Company had a capital commitment of USD11,121 (RMB70,000) in respect of transformation of freezing machine.

Overall, we have funded all of our cash needs and no significant amount of our trade payables has been unpaid within the stated trade term. As of March 31, 2012, we are not subject to any unsatisfied judgments, liens, or settlement obligations. We believe that the current operating activities would be able to generate adequate cash flows supporting the daily operations for the next twelve months.

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

Deferred inventory cost

In accordance with Accounting Standards Codification (“ASC’’) 905 “Agriculture”, costs of growing crops shall be accumulated until the time of harvest. Growing crops shall be reported at the lower of cost or market.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (who is also our Chief Executive Officer) and principal financial officer (who is also our Chief Financial Officer), we conducted an evaluation of the effectiveness, as of March 31, 2012, of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are not effective due to the material weakness and significant deficiency in internal controls over financial reporting described below.

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

The material weakness and significant deficiency identified by our management as of March 31, 2012 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

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

During the three months ended March 31, 2012, we did not issue any unregistered securities that were not otherwise reported in a Current Report on Form 8-K and neither we nor affiliated purchasers (nor anyone on our or affiliated purchasers’ behalf) made any repurchases of our equity securities.

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

MAN SHING AGRICULTURAL HOLDINGS, INC.

Date: May 7, 2012	By:	/s/ Shili Liu
Name: Shili Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2012	By:	/s/ Kenny Chow
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

