Form 10-K
period 2012-06-30
MAN SHING AGRICULTURAL HOLDINGS, INC
filed 2012-09-04
CIK 1430060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2012 was $2,003,126.

The number of shares outstanding of the registrant’s common stock as of August 31, 2012 was 48,226,958.

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

Company History and Background

Man Shing was incorporated on February 8, 2000 under the laws of the State of Nevada. From the beginning of 2003 until December 31, 2007, Man Shing had no operations and no assets and was a dormant company with no revenues. Subsequent to December 31, 2007, Man Shing began operating in the real estate industry and engaging in the business of buying, selling, renting, and improving real estate. During 2008 and before the reverse merger in 2009, Man Shing engaged in buying and selling real estate and managing new rental property. Since the reverse merger was consummated on August 20, 2009, we have continued the operations of Xinsheng, a company which is principally engaged in the production and processing of fresh vegetables such as ginger, onion and garlic and discontinued our real estate business. As of June 30, 2012, we have leased 7.7 million square meters of farmland, which is one of the largest ginger farm lands in the region in which we operate. We strive to provide high quality products to our customers. Under our close monitoring and supervision program, we believe we can ensure that all food products we produce are in compliance with food safety standards from around the world.

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

Organizational Structure

The following chart reflects our organizational structure as of June 30, 2012:

Business Overview

Our operations are conducted through our wholly owned subsidiary, Xinsheng, a company incorporated under the laws of the PRC. Xinsheng is principally engaged in the production and processing of fresh ginger, as well as other vegetables, such as onion and garlic. Xinsheng leases 7.7 million square meters of farm land in Anqiu within the Shandong Province in China for the planting and growing of high quality ginger. Our ultimate customers are primarily based in Japan and several countries within Europe. We produce high quality ginger according to the strict food safety standards of those countries. We have been certified by the British Retail Consortium Global Food Standard for Food Safety. Regarding food safety management system, we have met the requirements under Hazard Analysis and Critical Control Point Principles (“HACCP”). We maintain a monitoring and supervision program that we believe results in our products being in compliance with food safety standards from the countries into which we sell them.

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

Our quality control procedures include the following:

1.	Soil is tested for chemical residue that may have a harmful effect on our products.
2.	Our fertilizing and debugging methods are environmentally friendly, and we do not use chemical pesticides.
3.	Raw ginger is randomly selected to test for any chemical residue.
4.	Raw ginger is randomly selected to check for inappropriately sized or rotten ginger.
5.	Half-finished ginger products are randomly selected to ensure that its size and weight will meet customer requirements.
6.	Finished product is randomly selected to test for quality and quantity.

7.	Electronic weights are utilized to weigh the finished products. In order to ensure the weights are working properly and accurately the weights are tested frequently.

8.	Finished product is randomly tested to ensure that its weight will meet customer requirements.

Our Products

Fresh Vegetables

Ginger

Frozen Vegetables

Peeled Ginger	Diced Garlic

Diced Ginger	Garlic Puree

Ginger Puree Cubes	Garlic Puree Cubes

Ginger Puree	Diced Onion

Strawberry	Peeled Garlic

We produced 11 products in the year ended June 30, 2012. Ginger accounted for approximately 85% of our sales in the year ended June 30, 2012.

After years of building our reputation, we believe that we have earned the trust of our customers. Our customers include suppliers to one of the world’s largest supermarket chains in Europe and a major ingredient producer in Japan. Our major customers are located in Japan and within Europe, including the United Kingdom and the Netherlands.

The following table lists our top five customers and their percentage of current sales for the year ended June 30, 2012.

Top 5 Customers for the Year ended June 30, 2012

(Total sales revenue for the year ended June 30, 2012: US$33,395,103)

Customer	Revenues	%
1. Customer A	$4,752,452	14%
2. Customer B	$4,209,019	13%
3. Customer C	$4,160,126	12%
4. Customer D	$3,714,535	11%
5. Customer E	$3,321,487	10%
Total:	$20,157,619	60%

The following table sets forth our sales by geographic segmentation:

Market	% of revenue contribution
PRC (note a)	66%
Japan	22%
UK	7%
Netherlands	3%
Others	2%
Total	100%

Note a: The following table sets forth our PRC customers by designation of delivery:

Market	% of revenue contribution
UK	44%
Japan	33%
Netherlands	21%
Others	2%
Total	100%

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

We intend to grow by:

•	Increasing market share by leasing additional farmland. Prior to March 31, 2011, Man Shing leased 5.3 million square meters of farmland. On March 31, 2011, the Company leased an additional 2.4 million square meters of farmland increasing total farmland by approximately 45% to 7.7 million square meters. Planting on all 7.7 million square meters of farmland began in April 2011.

•	Maintaining our reputation and increasing customer satisfaction by meeting applicable food safety standards.

•	Increasing production capacity to satisfy increasing customer demand.

•	Working with our customers to meet end user demand for new products and forms of our ginger and frozen vegetables. For the year ended June 30, 2012, Man Shing produced 11 products.

•	Continuing to maximize operating efficiencies through the utilization of our existing infrastructure and low labor and operating costs.

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

We believe our ability to maintain a competitive advantage depends on many factors including the following:

•	There is growing demand for ginger in the agricultural industry. Ginger is used in cooking as both an ingredient and main course;

•	We are able to meet strict export requirements that smaller local producers are often unable to meet;

•	Man Shing leases 7.7 million square meters of farmland. We believe that we have significantly more farmland than most of our competitors in the region. Man Shing’s size supports the Company’s expensive safety standards;

•	Man Shing has spent a significant amount of capital on safety and operational infrastructure. This investment is highly leveragable as we continue to lease more land and increase the amount of tonnage harvested;

•	Man Shing has relationships not only with the local government but also with its customers. Through these relationships Man Shing has been able to increase the amount of farmland leased year over year and maintain its customer base. Our customers are willing to pay a premium for our high quality products since we comply with the most stringent international safety and quality standards that many of our smaller competitors are currently unable to meet; and

•	Local governments have tightened the export license renewal procedures and have toughened inspection, as a result of which certain exporters have terminated operations.

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

Intellectual Property

As of June 30, 2012, we have no patents, copyrights, or registered trademarks.

Regulations

There are no specific laws or regulations governing our industry. The Company is not subject to income tax due to an exemption to the PRC Enterprise Income Tax law, which became effective on January 1, 2008, for rural agricultural businesses. The Company must file for the exemption annually.

Employees

The following table sets forth the number and department of Xinsheng’s employees as of June 30, 2012:

Department	Number of Full-Time Employees Within Department	Number of Part-Time or Seasonal Workers Within Department

Finance	5
Administration	5
Sales	5
Production	55	400
Farmland	6
Total	76	400

As of June 30, 2012, neither Man Shing nor Hero had any employees other than executive officers.

Distribution Methods

The Company is a leading producer of high quality fresh vegetable products. The Company sells and distributes its products directly to all of its customers.

Raw Materials

The Company purchases seeds for ginger and other vegetable from individual farmers, seeds suppliers and fertilizer from suppliers. The Company is not dependent on any single supplier of seeds or fertilizer and relies on one-off purchases rather than long-term contracts with its suppliers.

Seasonality

Ginger is a vegetable that has relatively stable demand and consumed throughout the year. Additionally, after harvesting the products are stored up in thermostatic warehouse for sale throughout the year. Accordingly, we do not experience significant seasonality in our revenues.

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

On December 30, 2008, and December 31, 2009, the Company entered into lease agreements with the local government. Pursuant to these agreements, total area of 3.335 million square meters (5,000 mu) and 2 million square meters (3,000 mu) of land are leased from January 1, 2009 to December 31, 2023 and January 1, 2010 to December 31, 2025, with total annual lease payments of $474,316 (RMB3,000,000) and $284,590 (RMB 1,800,000), respectively.

On July 1, 2009, the Company entered into a lease agreement with a third party. Pursuant to the agreement, the Company leased the office building and plant located in Linghe Town from July 1, 2009 to June 30, 2014. The first year’s rent was waived and the annual lease payment of $142,295 (RMB900,000) began in the second year.

On March 31, 2011, the Company entered into a land lease agreement with the local government pursuant to which the Company agreed to lease approximately 2.4 million square meters (3,620 mu) of farmland located near Shidui Town Yuge Village. The term of the lease is six years, from January 1, 2011 through December 31, 2016 with an annual rent of approximately $549,447 (RMB3,475,200).

On October 2 and 3, 2011, the Company entered into several lease agreements with a local village for inventory (ginger) storage located in Huiqu Town. Pursuant to these agreements, the annual lease payment will be calculated based on the weight of inventory storage (RMB180 per ton).

ITEM 3.               LEGAL PROCEEDINGS

None.

ITEM 4.               MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been quoted on the OTC Bulletin Board under the symbol “MSAH” since August 13, 2009. The closing price of our Common Stock on June 30, 2012 was $0.09 per share.

The table below sets forth, for the calendar quarters indicated, the high and low bid prices for the Common Stock. The OTC Bulletin Board quotations reflect inter-dealer prices, without retail markup, mark-down or commission, and may not represent actual transactions.

	Common Stock
	High	Low

Quarterly Highs and Lows
Fiscal Year 2010-2011
First Quarter (July-September)	$0.51	$0.09
Second Quarter (October-December)	$0.76	$0.25
Third Quarter (January-March)	$0.65	$0.26
Fourth Quarter (April-June)	$0.5	$0.35
Fiscal Year 2011-2012
First Quarter (July-September)	$0.35	$0.20
Second Quarter (October-December)	$0.25	$0.14
Third Quarter (January-March)	$0.20	$0.14
Fourth Quarter (April-June)	$0.21	$0.08

As of June 30, 2012, there were 48,226,958 shares of Common Stock outstanding held by approximately 175 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth aggregate information regarding the Company’s equity compensation plans in effect as of June 30, 2012:

Equity Compensation Plan Information

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	-	N/A	1,990,000	(1)

Total	-	N/A	1,990,000

(1) On November 4, 2008, the Board approved the 2008 Non-Qualified Stock Compensation Plan, which authorized the issuance of up to 2,000,000 shares of Common Stock to certain employees, officers, directors and consultants of the Company. No options, warrants or rights are outstanding under this plan.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities in the year ended June 30, 2012 that were not otherwise reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Repurchases

There were no repurchases made by or on behalf of the Company during the year ended June 30, 2012.

ITEM 6.               SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the fiscal years ended June 30, 2012 and 2011 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the sections titled “Cautionary Notice Regarding Forward-Looking Statements” and “Business” in this annual report. We may use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are principally engaged in the production and processing of fresh ginger, as well as other vegetables, such as onion and garlic. Xinsheng leases 7.7 million square meters of farm land in Anqiu within the Shandong Province in China for the planting and growing of high quality ginger. Our customers are primarily based in Japan and several countries within Europe. We produce high quality ginger according to the strict food safety standards of those countries. We have been certified by the British Retail Consortium Global Food Standard for Food Safety and also have met the requirements of Operational HACCP Specification. We maintain a monitoring and supervision program that we believe results in our products being in compliance with food safety standards of the countries in which we sell.

Year Ended June 30, 2012 Compared to Year Ended June 30, 2011:

	June 30, 2012	June 30, 2011
Sales	$33,395,103	$32,253,922
Cost of Sales	$18,527,142	$18,652,553
Operating Expenses	$3,515,879	$4,480,526
Income from Operations	$11,352,082	$9,120,843
Other Income (expenses)	$(151,650)	$(93,802)
Income Taxes	$-	$-
Net Income	$11,200,432	$9,027,041
Other Comprehensive Income	$632,886	$991,412
Total Comprehensive Income	$11,833,318	$10,018,453

Revenues (for the years ended June 30, 2012 and 2011)

Net revenues were $33,395,103 and $32,253,922 for the years ended June 30, 2012 and 2011, respectively. The revenues were due primarily to the sale of our frozen and fresh ginger and other agricultural products. The sales volume slightly decreased for the year ended June 30, 2012 as compared to the year ended June 30, 2011, while the RMB (currency invoicing to the PRC customers) appreciated against the USD and there was a slight increase in selling prices, resulting in an increase in revenue by 3.5%. We did not record any product returns for the years ended June 30, 2012 and 2011.

Cost of Sales (for the years ended June 30, 2012 and 2011)

Cost of sales primarily includes costs to plant, harvest and store ginger and other agricultural products such as ginger seeds and fertilizers. During the year ended June 30, 2012, we had cost of sales of $18,527,142, or approximately 55% of revenues, versus cost of sales of $18,652,553, or approximately 58%, of revenues for the year ended June 30, 2011. The cost of sales as a percentage of revenue decreased due primarily to a decrease in planting and production costs, such as raw material costs.

Gross profit (for the years ended June 30, 2012 and 2011)

We had gross profit of $14,867,961 for the year ended June 30, 2012, which increased by $1,266,592, or 9.3% when compared to the gross profit of $13,601,369 for the year ended June 30, 2011.

Gross profit margin increased by 3% from 42% for the year ended June 30, 2011 to 45% for the year ended June 30, 2012.

The increase in gross profit margin for our ginger and agricultural products during the year under review was due primarily to a decrease in planting and production costs, such as raw material costs.

Expenses (for the years ended June 30, 2012 and 2011)

Operating expenses for the year ended June 30, 2012 were $3,515,879 compared to operating expenses of $4,480,526 for the year ended June 30, 2011. The decrease in operating expenses was due to a decrease in the selling and marketing expenses of $710,904 and a decrease in general and administrative expenses of $253,743.

Selling and marketing expenses were 7% of revenues for the year ended June 30, 2012 and 9% of revenues for the year ended June 30, 2011. The decrease in the selling and marketing expenses was due primarily to a decrease in distribution costs.

General and administrative expenses were 4% of revenues for the year ended June 30, 2012 and 5% of revenues for the year ended June 30, 2011. General and administrative expenses remained at a relatively low level as a percentage of revenue. General and administrative expenses consisted of mainly professional fees and office rental expenses.

Income Taxes (for the years ended June 30, 2012 and 2011)

We had no income tax expense for the years ended June 30, 2012 and 2011, respectively, since the Company is exempt from the Enterprise Income Tax as approved by PRC tax bureau.

Income (for the years ended June 30, 2012 and 2011)

We had net income of $11,200,432 and $9,027,041 for the years ended June 30, 2012 and 2011, respectively. Net income margin improved by 6%, from 28% for the year ended June 30, 2011 to 34% for the year ended June 30, 2012. The net income in these periods was due primarily to sales of our fresh and frozen ginger and other agricultural products. Our net income is a function of revenues, cost of sales and other expenses as described above and our expenses remained at a stable level as a percentage of revenue.

Impact of Inflation

We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in our cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

As of June 30, 2012 and 2011, cash and cash equivalents totaled $14,114,741 and $7,081,297, respectively.

Working capital for the years ended June 30, 2012 and 2011 amounted to $33,785,437 and $23,612,157, respectively. The increase in working capital was mainly due to increase in cash balances. Net cash provided by operating activities for the years ended June 30, 2012 and 2011 amounted to $6,983,639 and $1,974,838, respectively. Cash flows from operations for the year ended June 30, 2012 were due primarily to the increase in net income generated from operating activities to $11,200,432, partially offset by increase in accounts receivable by $2,015,125, increase in deferred inventory costs of $473,815 which was in connection with prepaid rent, supplies and other items used in the growing and packaging of ginger, increase in inventory by $1,864,814 and decrease in other payables and accrued liabilities by $299,056.

Cash flows used in investing activities were $235,066 and $695,878 for the years ended June 30, 2012 and 2011, respectively. Net cash used in investing activities for the year ended June 30, 2012 was primarily attributable to the increase in fixed assets and purchase of equipment.

Net cash used in and provided by financing activities for the years ended June 30, 2012 and 2011 amounted to $85,641 and $5,190,070, respectively. Net cash used in financing for the year ended June 30, 2012 was primarily due to repayment of short-term borrowings. Net cash provided by financing activities for the year ended June 30, 2011 was primarily due to proceeds from issue of common stock and proceeds from short-term borrowings.

As of June 30, 2012, we had a capital commitment of $8,690 (RMB55,420) in respect of transformation of freezing machine and processing machine, which will be funded by our cash and cash equivalents.

Overall, we have funded all of our cash needs and no significant amount of our trade payables remained unpaid within the stated trade term. As of June 30, 2012, we are not subject to any unsatisfied judgments, liens, or settlement obligations. We believe that the current operating activities would be able to generate adequate cash flows supporting the daily operations for the next twelve months.

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

Deferred inventory cost

In accordance with Accounting Standards Codification (“ASC”) 905 “Agriculture” costs of growing crops shall be accumulated until the time of harvest. Growing crops shall be reported at the lower of cost or market.

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

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 13% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. Starting from March 2012, the Company’s products were exempted from VAT.

Convertible notes

According to ASC “470-20”, Debt with Conversion and “Other Options”, the Company records the convertible debt and accrued interest as conventional convertible debt at the carrying amounts without bifurcation.

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

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any disagreements, transactions or events of the type described in Item 304(b) of Regulation S-K during our two most recent fiscal years or any subsequent interim period.

ITEM 9.A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (who is also our Chief Executive Officer) and principal financial officer (who is also our Chief Financial Officer), we conducted an evaluation of the effectiveness, as of June 30, 2012, of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are not effective due to the material weakness and significant deficiency in internal controls over financial reporting described below.

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

The material weakness and significant deficiency identified by our management as of June 30, 2012 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of the end of the period covered by this report, our internal controls over financial reporting were not effective for the reasons discussed above.

Attestation Report of the Registered Public Accounting Firm

As a smaller reporting company, we are not required to provide an attestation report of our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) during the fourth quarter of the year ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There was no information that was required to be disclosed in a Current Report on Form 8-K during the quarter ended June 30, 2012 that was not so reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

A list of the officers and directors of the Company appears below.

Name	Age	Title

Liu Shi Li	44	Chief Executive Officer, President and Chairman

Kenny Chow	43	Chief Financial Officer and Director

Peter Cho	36	Independent Director

Xuguang Qiao	47	Independent Director

Kun Xu	47	Independent Director

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

Mr. Kenny Chow has served as Chief Financial Officer and as a director of the Company since August 31, 2009. Mr. Chow has over 15 years of experience in finance and accounting, working both for PricewaterhouseCoopers and certain public and non-public companies in Hong Kong. He began his career with PricewaterhouseCoopers Hong Kong, where his responsibilities included taxation and auditing services. Mr. Chow became Chief Financial Officer of Weifang Xinsheng Food Co., Ltd in 2009. Mr. Chow has worked in a business consulting firm and an accounting firm in Hong Kong from March 2006 to May 2007 and from June 2007 to February 2009, respectively. Mr. Chow obtained his Master of Corporate Governance degree from The Hong Kong Polytechnic University. Mr. Chow obtained his Bachelor of Commerce Degree from The Australian National University in Australia. We appointed Mr. Chow to serve as a member of our board of directors due to his extensive experience in finance and accounting.

Mr. Peter Cho Chun Wai has served as a director of the Company since August 31, 2009. Mr. Cho has been working in the accounting and finance field for various companies for more than ten years. Mr. Cho is currently working for a Hong Kong listed company as Financial Controller and has begun working there in August 2012. Mr. Cho has worked for a Hong Kong listed company, as Controller, Finance Department from April 2008 to July 2012. From October 2004 through April 2008, Mr. Cho was an Accounting Manager for a listed company in Hong Kong. Mr. Cho was an Independent Non-Executive Director of another Hong Kong listed company from November 19, 2008 to August 15, 2010. Mr. Cho obtained his Master Degree of Corporate Finance and Bachelor’s Degree in Accounting from The Hong Kong Polytechnic University. He is a qualified accountant and a fellow member of the Hong Kong Institute of Certified Public Accountants (HKICPA). He was also a part-time tutor at Hong Kong Open University from October 1, 2007 to January 31, 2010 and is a workshop facilitator and marker of the “Qualification Programme” which is held by HKICPA. We appointed Mr. Cho to serve as a member of board of directors due to his academic background and prior experience as an independent director of a listed company in Hong Kong.

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

Mr. Kun Xu has served as a director of the Company since December 20, 2010. Mr. Xu is currently a Tutor of Doctorate Students at the College of Horticulture Science and Engineering of Shandong Agricultural University and has served various roles for Shandong Agricultural University since 1982. Mr. Xu also currently serves as the Vice-President of the Leek, Ginger and Garlic of Society for Horticultural Science, the Secretary General of Ginger Industrial Technology Innovation and Strategic Alliances of Shandong, the Vice Chairman of Chinese Peasants’ and Workers’ Democratic Party of Taian, and as a Standing Member of the Taian Committee of Chinese People’s Political Consultative Conference. Mr. Xu received a Master and Bachelor degree majoring in Agriculture from Shandong Agricultural University. We appointed Mr. Xu to serve as a member of our board of directors due to his academic background and extensive experience in the agricultural industry.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended June 30, 2012, except that Kenny Chow did not file a timely Form 4 on one occasion.

Code of Ethics

On August 31, 2009, the Company adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The Company hereby undertakes to provide to any person without charge, upon request, a copy of such Code of Ethics. Requests should be made in writing to Man Shing Agricultural Holdings, Inc., Attention: Shili Liu; Linghe Town, Anqiu City, Weifang, Shandong Province, People’s Republic of China 262127.

Corporate Governance

Audit Committee. The Company does not have a separately-designated audit committee or a committee performing similar functions, and the Board of Directors acts as the audit committee.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s Chief Executive Officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the fiscal years ended June 30, 2012 and 2011.

SUMMARY COMPENSATION TABLE

						Non- Equity
						Incentive	Nonqualified
	Fiscal Year			Stock	Option	Plan Compen-	Deferred Compensation	All Other
	Ended	Salary	Bonus	Awards	Awards	sation	Earnings	Compensation	Total
Name and Principal Position	June 30	($)	($)	($)	($)	($)	($)	($)	($)
Shili Liu(1)	2012	57,026	-	-	-	-	-	-	57,026
CEO, President and
Chairman	2011	55,000	-	-	-	-	-	-	55,000

Kenny Chow	2012	164,405	-	-	-	-	-	-	164,405
CFO and Director	2011	160,000	-	-	-	-	-	-	160,000

No unexercised options were held by the Company’s executive officers as of the year ended June 30, 2012.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by any if our executive officers as of June 30, 2012.

Option Grants in Last Fiscal Year

There were no options granted to any of the Company’s named executive officers during the year ended June 30, 2012.

During the year ended June 30, 2012, none of the Company’s named executive officers exercised any stock options.

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

Directors’ and Officers’ Liability Insurance

The Company currently does not have insurance insuring its directors and officers against liability.

Director Compensation

The Board may authorize and establish reasonable compensation of the directors for services to the Company, including, but not limited to, for attendance at any annual or special meeting of the Board.

The following table sets forth compensation paid to the Company’s directors during the fiscal year ended June 30, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Cho	15,171	-	-	-	-	-	15,171
Xuguang Qiao	5,689	-	-	-	-	-	5,689
Kun Xu	5,689	-	-	-	-	-	5,689
		-	-	-	-	-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following tables sets forth as of June 30, 2012 the number of shares of our Common Stock and Preferred Stock, respectively, beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Common Stock or Preferred Stock; (ii) each director; (iii) each officer; and (iv) all directors and executive officers as a group. As of June 30, 2012, 48,226,958 shares of Common Stock and 0 shares of Preferred Stock were issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

All share ownership figures relating to the Common Stock include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of June 30, 2012 which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each person below is c/o Man Shing Agricultural Holdings, Inc., Linghe Town, Anqiu City, Weifang, Shandong Province; People’s Republic of China 262127.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Class	Preferred Stock Beneficially Owned	Percent of Class
Shili Liu	25,145,000	52%	-	-
Kenny Chow	825,000	2%	-	-
Peter Cho	-	-	-	-
Xuguang Qiao	-	-	-	-
Kun Xu	-	-	-	-
All officers and directors as a group (5 individuals)	25,970,000	54%	-	-

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding the Company’s equity compensation plans in effect as of June 30, 2012, refer to the table under Item 5 above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions.

On May 9, 2011, Xinsheng entered a loan agreement with Agricultural Development Bank of China in the PRC for a facility of approximately $1,542,615 (RMB10,000,000). The loan has an annual interest rate of 6.31% and matures on May 8, 2012 (twelve months following the date the loan was entered into). The loan is guaranteed by an unrelated third party and Mr. Shili Liu, the Company’s CEO, President and Chairman. The Company fully repaid the loan on May 8, 2012. As of June 30, 2012 and 2011, the outstanding amount of this loan was $0 and $1,545,213 (RMB10,000,000), respectively.

On June 12, 2012, Xinsheng entered a loan agreement with Agricultural Development Bank of China in the PRC for a facility of approximately $1,581,052 (RMB10,000,000). The loan has an annual interest rate of 6.31% and matures on June 11, 2013 (twelve months following the date the loan was entered into). The loan is guaranteed by an unrelated third party and Mr. Shili Liu, the Company’s CEO, President and Chairman. As of June 30, 2012, the outstanding amount of this loan was $1,581,052 (RMB10,000,000).

Director Independence.

On August 21, 2009, the Board appointed Peter Cho to serve as independent director effective August 31, 2009. On December 20, the Board appointed Xuguang Qiao and Kun Xu to serve as independent directors, effective immediately. The Board determined that each of Messrs. Cho, Qiao and Xu were independent as defined by Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and Section 10A(3) of the Securities Exchange Act of 1934, as amended.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On June 30, 2011, the Board appointed Moore Stephens, Hong Kong (“Moore Stephens”) as its new principal independent auditor. Prior to such appointment, BDO Limited served as our independent auditor from October 29, 2010 until June 30, 2011.

The following table represents the approximate aggregate fees for services rendered by Moore Stephens and BDO Limited for years ended June 30, 2012, and June 30, 2011:

	Year Ended June 30, 2012	Year Ended June 30, 2011

Audit Fees	$140,000	$171,560

Audit-Related Fees	$-	$-

Tax Fees	$-	$-

All Other Fees	$-	$-

Total Fees	$140,000	$171,560

Moore Stephens’s audit fees for the year ended June 30, 2012 were $140,000 and consist of audit of the Company for the year ended June 30, 2012 and fees for the review of three interim financial statements.

Moore Stephens’s audit fees for the year ended June 30, 2011 were $100,000 and consist of audit of the Company for the year ended June 30, 2011.

BDO’s audit fees for the year ended June 30, 2011 were $71,560 and consist of fees for the review of three interim financial statements.

Audit-Related Fees

There were no audit-related services provided during the period.

Tax Fees

There were no tax related services provided during the period.

All Other Fees

There were no other services provided during the period.

Pre-Approval of Services

The Company does not rely on pre-approval policies and procedures and does not have a separately designated audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)          The financial statements listed on the Financial Statements’ Table of Contents

(2)          Not applicable

(3)          The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

(b)	Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation of Man Shing Agricultural Holdings, Inc., as amended(1)
3.2	Bylaws of Man Shing Agricultural Holdings, Inc.(1)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Preferred Stock Certificate(1)
4.3	Secured Convertible Redeemable Debenture issued by the Company to China Angel Assets Management Limited (4)
4.4	Secured Convertible Redeemable Debenture issued by the Company to Guang Dong ZhiBo Investment Co., Ltd.(5)
4.5	Addendum to Series 2009 Secured Note due September 8, 2010, dated as of September 8, 2010(9)
4.6	Addendum to Series 2009 Secured Note due March 8, 2011, dated as of March 8, 2011(11)
10.1	Plan of Exchange between the Company and Hero Capital Profits Limited(2)
10.2	Factory Building Lease Agreement(2)
10.3	Farmland Undertaking Agreement(2)
10.4	Chinese Entrustment Agreement for Nominee Interest in HCP(3)
10.5	Written Guaranty by the Company to Precursor Management, Inc.(3)
10.6	Agreement between Man Shing Agricultural Holdings, Inc. and Pablo Torres(3)
10.7	Securities Purchase Agreement between the Company and China Angel Assets Management Limited(4)
10.8	Pledge Agreement by and among Shili Liu, China Angel Assets Management Limited, and Greentree Financial Group, Inc.(4)
10.9	Registration Rights Agreement by and among the Company and China Angel Assets Management Limited(4)
10.10	Amendment to Registration Rights Agreement by and among the Company and China Angel Assets Management Limited(6)
10.11	Investor Rights Agreement by and among the Company and China Angel Assets Management Limited(4)
10.12	Securities Purchase Agreement between the Company and Guang Dong ZhiBo Investment Co., Ltd.(5)
10.13	Pledge Agreement by and among Shili Liu, Guang Dong ZhiBo Investment Co., Ltd., and Greentree Financial Group, Inc.(5)
10.14	Registration Rights Agreement by and among the Company and Guang Dong ZhiBo Investment Co., Ltd.(5)
10.15	Amendment to Registration Rights Agreement by and among the Company and Guang Dong ZhiBo Investment Co., Ltd.(7)
10.16	Investor Rights Agreement by and among the Company and Guang Dong ZhiBo Investment Co., Ltd.(5)
10.17	2008 Non-Qualified Stock Compensation Plan(8)
10.18	Addendum between and among the Company and the investors named therein dated September 13, 2010(10)

10.19	Securities Purchase Agreement between and among the Company and the investors named therein dated as of September 13, 2010(10)
10.20	Form of Amendment No. 1 to Securities Purchase Agreement, dated as of November 14, 2010, by and among the Company and the investors named therein(13)
10.21	Cancellation Agreement, dated as of November 14, 2010, by and between the Company and Shili Liu(13)
10.22	Form of Addendum to Registration Rights Agreement, Secured Convertible Redeemable Debenture, Investor Rights Agreement and Pledge Agreement dated September 13, 2010(14)
10.22	Translation of Land Lease Agreement, dated March 31, 2011, between The People’s Government of Shidui Town and Weifang Xinsheng Food Company Limited(15)
21.1	List of Subsidiaries(12)
23.1	Consent of Moore Stephens, Hong Kong
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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

MAN SHING AGRICULTURAL HOLDINGS, INC.

Dated: September 4, 2012	By:	/s/Shili Liu
	Name:	Shili Liu
	Title:	Chief Executive Officer, President and Chairman
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 4, 2012	By:	/s/Shili Liu
	Name:	Shili Liu
	Title:	Chief Executive Officer, President and Chairman (principal executive officer)

Dated: September 4, 2012	By:	/s/Kenny Chow
	Name:	Kenny Chow
	Title:	Chief Financial Officer and Director (principal accounting and financial officer)

Dated: September 4, 2012	By:	/s/Peter Cho
	Name:	Peter Cho
	Title:	Director

Dated: September 4, 2012	By:	/s/Xuguang Qiao
	Name:	Xuguang Qiao
	Title:	Director

Dated: September 4, 2012	By:	/s/Kun Xu
	Name:	Kun Xu
	Title:	Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Man Shing Agricultural Holdings, Inc., as amended(1)
3.2	Bylaws of Man Shing Agricultural Holdings, Inc.(1)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Preferred Stock Certificate(1)
4.3	Secured Convertible Redeemable Debenture issued by the Company to China Angel Assets Management Limited (4)
4.4	Secured Convertible Redeemable Debenture issued by the Company to Guang Dong ZhiBo Investment Co., Ltd.(5)
4.5	Addendum to Series 2009 Secured Note due September 8, 2010, dated as of September 8, 2010(9)
4.6	Addendum to Series 2009 Secured Note due March 8, 2011, dated as of March 8, 2011(11)
10.1	Plan of Exchange between the Company and Hero Capital Profits Limited(2)
10.2	Factory Building Lease Agreement(2)
10.3	Farmland Undertaking Agreement(2)
10.4	Chinese Entrustment Agreement for Nominee Interest in HCP(3)
10.5	Written Guaranty by the Company to Precursor Management, Inc.(3)
10.6	Agreement between Man Shing Agricultural Holdings, Inc. and Pablo Torres(3)
10.7	Securities Purchase Agreement between the Company and China Angel Assets Management Limited(4)
10.8	Pledge Agreement by and among Shili Liu, China Angel Assets Management Limited, and Greentree Financial Group, Inc.(4)
10.9	Registration Rights Agreement by and among the Company and China Angel Assets Management Limited(4)
10.10	Amendment to Registration Rights Agreement by and among the Company and China Angel Assets Management Limited(6)
10.11	Investor Rights Agreement by and among the Company and China Angel Assets Management Limited(4)
10.12	Securities Purchase Agreement between the Company and Guang Dong ZhiBo Investment Co., Ltd.(5)
10.13	Pledge Agreement by and among Shili Liu, Guang Dong ZhiBo Investment Co., Ltd., and Greentree Financial Group, Inc.(5)
10.14	Registration Rights Agreement by and among the Company and Guang Dong ZhiBo Investment Co., Ltd.(5)
10.15	Amendment to Registration Rights Agreement by and among the Company and Guang Dong ZhiBo Investment Co., Ltd.(7)
10.16	Investor Rights Agreement by and among the Company and Guang Dong ZhiBo Investment Co., Ltd.(5)
10.17	2008 Non-Qualified Stock Compensation Plan(8)
10.18	Addendum between and among the Company and the investors named therein dated September 13, 2010(10)
10.19	Securities Purchase Agreement between and among the Company and the investors named therein dated as of September 13, 2010(10)
10.20	Form of Amendment No. 1 to Securities Purchase Agreement, dated as of November 14, 2010, by and among the Company and the investors named therein(13)
10.21	Cancellation Agreement, dated as of November 14, 2010, by and between the Company and Shili Liu(13)
10.22	Form of Addendum to Registration Rights Agreement, Secured Convertible Redeemable Debenture, Investor Rights Agreement and Pledge Agreement dated September 13, 2010(14)
10.22	Translation of Land Lease Agreement, dated March 31, 2011, between The People’s Government of Shidui Town and Weifang Xinsheng Food Company Limited(15)
21.1	List of Subsidiaries(12)
23.1	Consent of Moore Stephens, Hong Kong
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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

(14) Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 16, 2010.

(15) Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 5, 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Man Shing Agricultural Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Man Shing Agricultural Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants

Hong Kong

September 4, 2012

Man Shing Agricultural Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2012 and 2011

	June 30, 2012	June 30, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,114,741	$7,081,297
Accounts receivable, trade, net	8,487,628	6,330,625
Inventories	6,863,831	4,880,266
Deferred inventory costs	9,750,038	9,064,571
Prepayments	269,607	371,881
Other receivables	817	787
Tax recoverable	4,418	577,995
TOTAL CURRENT ASSETS	39,491,080	28,307,422

FIXED ASSETS
Property, plant, and equipment	2,199,393	1,619,838
Accumulated depreciation	(433,015)	(257,250)
Construction in progress	-	211,752
NET FIXED ASSETS	1,766,378	1,574,340

TOTAL ASSETS	$41,257,458	$29,881,762

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible note	$1,500,000	$-
Short-term borrowing	1,960,505	1,916,064
Accounts payable	486,683	691,628
Other payables and accrued liabilities	1,409,089	1,685,016
Receipts in advance	349,366	402,557
TOTAL CURRENT LIABILITIES	5,705,643	4,695,265

LONG-TERM LIABILITIES
Convertible note	-	1,500,000

TOTAL LIABILITIES	5,705,643	6,195,265

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par, 25,000,000 shares authorized, 0 and 176,750 shares issued and outstanding at June 30, 2012 and June 30, 2011, respectively	-	177
Common stock, $.001 par, 175,000,000 shares authorized, 48,226,958 and 48,026,958 shares issued and outstanding at June 30, 2012 and June 30, 2011, respectively	48,227	48,027
Additional paid-in capital	4,242,522	4,210,545
Accumulated other comprehensive income	1,813,485	1,180,599
Statutory reserves	10,198,223	5,823,139
Accumulated earnings	19,249,358	12,424,010
TOTAL STOCKHOLDERS' EQUITY	35,551,815	23,686,497

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,257,458	$29,881,762

The accompanying notes are on integral part of these consolidated financial statements.

Man Shing Agricultural Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended June 30, 2012 and 2011

	For the Years Ended
	June 30, 2012	June 30, 2011
Revenues
Sales	$33,395,103	$32,253,922
Cost of sales	18,527,142	18,652,553
Gross profit	14,867,961	13,601,369

Operating expenses
Selling and marketing expenses	2,263,770	2,974,674
General and administrative expenses	1,252,109	1,505,852
Total operating expenses	3,515,879	4,480,526

Operating income	11,352,082	9,120,843

Other income (expenses), net
Financial expenses, net	(201,083)	(169,791)
Interest on convertible note	(120,000)	(120,000)
Non-operating income, net	169,433	195,989
Total other income (expenses), net	(151,650)	(93,802)

Income from operations before income tax	11,200,432	9,027,041

Income taxes	-	-

Net income	11,200,432	9,027,041

Other comprehensive income, net
Foreign currency translation gain, net	632,886	991,412

Total comprehensive income	$11,833,318	$10,018,453

Weighted average number of shares outstanding

Basic	48,094,355	42,273,533

Diluted	49,503,513	59,590,191

Earnings per share

Basic	$0.23	$0.21

Diluted	$0.23	$0.15

The accompanying notes are on integral part of these consolidated financial statements.

Man Shing Agricultural Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2012 and 2011

					Additional	Accumulated other
	Preferred Stock		Common Stock		paid-in	comprehensive	Statutory	Retained	Total
	Shares	Amount	Shares	Amount	capital	income	reserves	earnings	Equity

Balance as of 1 July, 2010	3,535,000	$3,535	38,026,958	$38,027	$177,187	$189,187	$2,134,501	$7,085,607	$9,628,044

Net profit for the year	-	-	-	-	-	-	-	9,027,041	9,027,041
Cancellation of preferred stock	(3,358,250)	(3,358)	-	-	3,358	-	-	-	-
Issue of common stock	-	-	10,000,000	10,000	3,990,000	-	-	-	4,000,000
Share based payment for services	-	-	-	-	40,000	-	-	-	40,000
Appropriation to statutory reserves	-	-	-	-	-	-	3,688,638	(3,688,638)	-
Foreign currency adjustment	-	-	-	-	-	991,412	-	-	991,412

Balance as of June 30, 2011 and July 1, 2011	176,750	177	48,026,958	48,027	4,210,545	1,180,599	5,823,139	12,424,010	23,686,497

Net profit for the year	-	-	-	-	-	-	-	11,200,432	11,200,432
Cancellation of preferred stock	(176,750)	(177)	-	-	177	-	-	-	-
Share based payment for services	-	-	200,000	200	31,800	-	-	-	32,000
Appropriation to statutory reserves	-	-	-	-	-	-	4,375,084	(4,375,084)	-
Foreign currency adjustment	-	-	-	-	-	632,886	-	-	632,886

Balance as of June 30, 2012	-	$-	48,226,958	$48,227	$4,242,522	$1,813,485	$10,198,223	$19,249,358	$35,551,815

Man Shing Agricultural Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2012 and 2011

	For the Years Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,200,432	$9,027,041
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	169,294	63,307
Provision for doubtful debts	10,911	19,019
Stock-based compensation to service providers	32,000	40,000
Increase (decrease) in cash from changes in:
Accounts receivable, trade	(2,015,125)	(3,885,490)
Prepayments	(78,746)	(14,877)
Deferred inventory costs	(473,815)	(3,585,820)
Inventory	(1,864,814)	313,301
Accounts payable	(220,332)	60,503
Tax recoverable	585,230	(696,194)
Other payables and accrued liabilities	(299,056)	564,872
Receipts in advance	(62,340)	69,176
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,983,639	1,974,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(183,656)	(647,552)
Construction in progress	(51,410)	(48,326)
NET CASH USED IN INVESTING ACTIVITIES	(235,066)	(695,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,869,054	1,870,484
Repayment of short-term borrowings	(1,954,695)	(362,039)
Notes payable	-	(318,375)
Proceeds from issue of common stock	-	4,000,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(85,641)	5,190,070

Foreign Currency Translation Adjustment	370,512	233,338

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,033,444	6,702,368

CASH AND CASH EQUIVALENTS:
Beginning of year	7,081,297	378,929
End of year	$14,114,741	$7,081,297

Supplemental disclosure of cash flow information

Cash paid for:
Interest	$160,192	$163,192
Income taxes	-	-

Non cash investing and financing activities:

Cancellation of preferred stock	$177	$3,358
Common stock issued for services	32,000	40,000

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(STATED IN US DOLLARS)

1.	ORGANIZATION BACKGROUND

Man Shing Agricultural Holdings, Inc. (Man Shing”), formerly known as Montgomery Real Estate Services, Inc. (“Montgomery”), was incorporated on February 8, 2000 under the laws of the State of Nevada. From the beginning of 2003 until December 31, 2007, Montgomery had no operations and no assets and was considered a dormant company. Subsequent to December 31, 2007, Montgomery began operating in the real estate industry and was engaged in the business of buying, selling, renting, and improving real estate.

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

The Company is engaged in the production and processing of fresh and frozen vegetables, mainly ginger but also including other vegetables such as onion and garlic. The Company strives to provide high quality products to its customers. As of June 30, 2012, the Company leased 110,000 square meters of factory space from an individual and 7.7 million square meters of farmland from the People’s Republic of China (“PRC”) Government in Anqiu, Shandong Province, which is one of the largest ginger farmlands in the region.

The Company has been certified by the British Retail Consortium Global Food Standard for Food Safety and has met the requirements of Operational HACCP Specification.

The Company’s products consist of:

Fresh Vegetables

Ginger

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(STATED IN US DOLLARS)

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

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. Included in cash and cash equivalents and as of June 30, 2012 and 2011, the Company maintains major foreign currency balances of RMB89,272,224 ($14,114,409) and RMB45,823,506 ($7,080,707), respectively.

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

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(STATED IN US DOLLARS)

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

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(STATED IN US DOLLARS)

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

Revenue recognition

Revenue from sales of the Company’s products, including fresh frozen produce and processed produce, is recognized upon customer acceptance, which occurs at the time of delivery to customer, provided persuasive evidence of an arrangement exists, such as signed sales contract, the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to its customers with no significant post-delivery obligation on the Company’s part, the sales price is fixed or determinable and collection is reasonably assured. The Company does not provide customers with contractual rights of return and post-delivery discount for any of the Company’s products, including fresh frozen produce and processed produce. When any significant post-delivery performance obligation exists, revenue is recognized only after such obligation is fulfilled. The Company evaluates the terms of sales agreement with the Company’s customers for fresh frozen produce and processed produce in order to determine whether any significant post-delivery performance obligations exist. Currently, the sales under fresh frozen produce and processed produce segments do not include any terms which may impose any significant post-delivery performance obligations.

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 13% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. Starting from March 2012, the Company’s products are exempted from VAT.

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

Selling expenses

Selling expenses mainly consist of testing costs, shipping and handling costs and traveling expenses which are incurred during the selling activities.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(STATED IN US DOLLARS)

Shipping and handling fees

Shipping costs are recorded in selling expenses. Shipping costs for years ended June 30, 2012 and 2011 were $2,171,745 (RMB13,776,958) and $2,875,983 (RMB19,065,876), respectively.

Non-operating income

For the years ended June 30, 2012 and 2011, included in non-operating income was the unconditional grant of $112,079 (RMB711,000) and $184,030 (RMB 1,220,000), respectively from the PRC government for the promotion of sales of agricultural products.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and other receivables. As of June 30, 2012 and 2011, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts receivable and other receivables.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(STATED IN US DOLLARS)

Foreign currencies translation

The reporting currency of the Company is the United States dollar (‘’U.S. dollars’’). The Company’s operating subsidiary maintains its books and records in its local currency, the Renminbi Yuan (“RMB”), which is the functional currency as it is the primary currency of the economic environment in which the subsidiary’s operations are conducted. In general, for consolidation purposes, the Company translates the subsidiary’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiary’s financial statements are recorded as accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the RMB are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements for the years ended June 30, 2012 and 2011.

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

Segment reporting

ASC 280 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates in one reportable segment. Geographical information of our customers are detailed in note 18.

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

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, other receivables, deferred inventory costs, accounts payable, other payables and accrued liabilities, short-term borrowings and convertible notes. The carrying value of the convertible note approximates its fair value based on interest rate currently available to the Company.

As of the balance sheet date, the estimated fair values of all other financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

4.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04”). The ASU amends the fair value measurement and disclosure guidance in ASC 820, “Fair Value Measurement”, to converge US GAAP and International Financial Reporting Standards requirements for measuring amounts at fair value as well as disclosures about these measurements. Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to how many companies currently apply the fair value principles. In certain instances, however, the FASB changed a principle to achieve convergence, and while limited, these amendments have the potential to significantly change the practices of some companies. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 and, for the Company, the amendments are effective beginning in July 1, 2013.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(STATED IN US DOLLARS)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“ASU 2011-05”). The new US GAAP guidance gives companies two choices of how to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income: companies can create one continuous statement of comprehensive income or two separate consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. Earnings per share would continue to be based on net income. Although existing guidance related to items that must be presented in OCI has not changed, companies will be required to display reclassification adjustments for each component of OCI in both net income and OCI. Also, companies will need to present the components of OCI in their interim and annual financial statements. The amendments in the ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and, for the Company, the amendments are effective beginning July 1, 2013.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU 2011-05’’). The Company may display reclassification adjustments out of accumulated other comprehensive income on the face of the financial statement in which the components of other comprehensive income are presented, comprehensive income is reported, or it may disclose those reclassification adjustments in the notes to the financial statements. Therefore, for all classifications of other comprehensive income, an entity may use either a gross display on the face of the financial statement or a net display on the face of the financial statement and disclose the gross change in the notes to the financial statements. The amendments in the ASU should be applied retrospectively. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $43,285 and $31,608 are appropriate as of June 30, 2012 and 2011, respectively.

	June 30, 2012	June 30, 2011

Accounts receivable, gross	$8,530,913	$6,362,233

Less: general allowance for doubtful accounts	(43,285)	(31,608)

Accounts receivable, net	$8,487,628	$6,330,625

The movements in general allowance for doubtful accounts are as follows:

	June 30, 2012	June 30, 2011

Opening balance	$31,608	$11,512

Allowance recognized	11,677	20,096

Closing balance	$43,285	$31,608

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(STATED IN US DOLLARS)

6.	Inventories

	June 30, 2012	June 30, 2011

Raw materials	6,060,902	4,475,855
Finished goods	802,929	404,411
	$6,863,831	$4,880,266

For the years ended June 30, 2012 and 2011, no provision for obsolete inventories was recorded by the Company.

7.	Deferred inventory costs

The deferred inventory costs of $9,750,038 as of June 30, 2012 represented farmland rental of $1,444,134, cost of ginger seeds of $1,073,489, fertilizers and supplies of $5,379,358, and other items of $1,853,057. The deferred inventory costs of $9,064,571 as of June 30, 2011 represented farmland rental of $1,406,615, cost of ginger seeds of $2,317,621, fertilizer and supplies of $3,955,192, and other items of $1,385,143. These items were used in the planting of ginger and will be transferred to inventories at the time of harvests.

8.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following:

	June 30, 2012	June 30, 2011

Buildings	$754,352	$725,676
Equipment	1,445,041	894,162
Construction in progress	-	211,752

Less: accumulated depreciation	(433,015)	(257,250)

	$1,766,378	$1,574,340

Depreciation expenses in the aggregate included in cost of sales for the years ended June 30, 2012 and 2011 were $169,294 and $63,307, respectively.

There was no construction in progress as of June 30, 2012. Construction in progress of $211,752 as of June 30, 2011 was in conjunction with the construction of a new environmental facility.

9.	Short-term borrowings (Line of credit)

On April 10, 2012, Xinsheng entered a loan agreement with Bank of Weifang in the PRC for a facility of approximately $380,662 (RMB2,400,000). The loan has an annual interest rate of 10.496% and matures on March 27, 2013 (approximately twelve months following the date the loan was entered into). The loan is guaranteed by an unrelated third party. As of June 30, 2012, the outstanding amount of this loan was $379,453 (RMB2,400,000).

On June 12, 2012, Xinsheng entered a loan agreement with Agricultural Development Bank of China in the PRC for a facility of approximately $1,581,052 (RMB10,000,000). The loan has an annual interest rate of 6.31% and matures on June 11, 2013 (twelve months following the date the loan was entered into). The loan is guaranteed by an unrelated third party and Mr. Shili Liu, the Company’s CEO, President and Chairman. As of June 30, 2012, the outstanding amount of this loan was $1,581,052 (RMB10,000,000).

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(STATED IN US DOLLARS)

On March 17, 2011, Xinsheng entered a loan agreement with Bank of Weifang in the PRC for a facility of approximately $365,748 (RMB2,400,000). The loan had an annual interest rate of 9.696% and matured on March 16, 2012 (twelve months following the date the loan was entered into). The loan was guaranteed by an unrelated third party. The Company fully repaid the loan on March 16, 2012. As of June 30, 2012 and 2011, the outstanding amount of this loan was $0 and $370,851 (RMB2,400,000), respectively.

On May 9, 2011, Xinsheng entered a loan agreement with Agricultural Development Bank of China in the PRC for a facility of approximately $1,542,615 (RMB10,000,000). The loan had an annual interest rate of 6.31% and matured on May 8, 2012 (twelve months following the date the loan was entered into). The loan was guaranteed by an unrelated third party and Mr. Shili Liu, the Company’s CEO, President and Chairman. The Company fully repaid the loan on May 8, 2012. As of June 30, 2012 and 2011, the outstanding amount of this loan was $0 and $1,545,213 (RMB10,000,000), respectively.

10.	Other payables and accrued liabilities

Other payables and accruals consisted of the following:

	June 30, 2012	June 30, 2011

Accrued compensation and benefits	$316,832	$393,817

Machinery cost payable	351,013	343,056
Provision for staff welfare and benefits	194,839	190,422
Rent payable	113,836	250,325
Other payables	432,569	507,396

	$1,409,089	$1,685,016

11.	Receipts in advance

The balances of $349,366 and $402,557 as of June 30, 2012 and 2011, respectively, represented trade deposits received from customers.

12.	Convertible notes

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

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

The Company recognized the above debentures and accrued interest at carrying amounts and the shares of common stock were recognized as a prepaid expense using the bid price of the Company’s common stock at the issuance date, amortized to stock-based compensation expenses over the maturity period. Accordingly, the Company recognized $100,000 and $100,000 for the years ended June 30, 2012 and 2011, respectively.

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

13.	Stockholders’ equity

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

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(STATED IN US DOLLARS)

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

Pursuant to a service agreement, 200,000 shares were issued to a service provider after the agreed service period from November 5, 2010 to November 4, 2011. The service provider continued to provide the above service to the Company. The fair value of the 200,000 was determined using the bid price of the Company’s Common Stock on the grant date. Accordingly, the Company recognized $32,000 and $40,000 of stock based compensation for the years ended June 30, 2012 and 2011, respectively.

Pursuant to the terms of Cancellation Agreements dated March 16, 2012, Mr. Eddie Cheung and Mr. Kenny Chow agreed to cancel 88,375 and 88,375 preferred shares of the Company, respectively. On April 17, 2012, the 88,375 and 88,375 shares of preferred stock held by Mr. Eddie Cheung and Mr. Kenny Chow were cancelled.

14.	Statutory reserves

In accordance with the relevant laws and regulations of the PRC and articles of association, the Company is required to appropriate 10% of the net profit as reported in the Company’s PRC statutory financial statements to the statutory reserve fund. For the years ended June 30, 2012 and 2011, the Company compulsorily contributed $1,093,770 and $921,334, respectively.

Further appropriation is optional upon approval from the board of directors or members. For the years ended June 30, 2012 and 2011, the Company voluntarily contributed $3,281,314 and $2,767,304, respectively.

The statutory reserves are not distributable in the form of cash dividends to the Company but can be used for offset against cumulative prior year losses.

15.	Income taxes

The Company’s wholly owned subsidiary is subject to the PRC Enterprise Income Tax (“EIT”) at the statutory rate of 25% on the profits as reported in the Company’s PRC statutory financial statements as adjusted by profit and loss items that are not taxable or deductible. The Company was exempt from the EIT for the years ended June 30, 2012 and 2011, as it engages in agricultural business as approved by PRC tax bureau. The Company must renew the exemption annually. The Company expects its exemption to continue since it operates in the rural agricultural business.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(STATED IN US DOLLARS)

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

The Company by itself does not have any business operating activities in the United States.

The following table reconciles the statutory rates to the Company’s effective tax rates for the years ended June 30, 2012 and 2011:

	2012	2011
PRC statutory rate	25%	25%
Effect of tax rates in different jurisdiction	(0.24)%	(0.46)%
Effect of non-deductible expenses	47.57%	61.09%
Change in valuation allowance	2.21%	3.69%
Effect of tax exemption of PRC subsidiary	(74.54)%	(89.32)%

Effective income rate	0%	0%

The Company has not provided deferred tax liabilities of $2,262,417 and $1,491,362 as of June 30, 2012 and 2011, respectively, on undistributed earnings attributable to its PRC subsidiary since January 1, 2008 as it intends to reinvest such earnings and the payment of dividends is indefinitely postponed.

As of June 30, 2012 and 2011, Man Shing had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately $3,257,754 and $2,529,326, respectively, that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a full valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at June 30, 2012 and 2011. The net operating loss carryforwards expire in various years through 2032.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(STATED IN US DOLLARS)

Net deferred tax assets relate solely to Man Shing, and consist of the following components as of June 30, 2012 and 2011:

	2012	2011

Deferred tax assets:	1,140,000	885,000
Less valuation allowance	(1,140,000)	(885,000)

Net deferred tax asset	-	-

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

16.	Earnings Per Share

Basic earnings per share is computed using the weighted-average number of the common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and common share equivalents outstanding during the period.

The following tables illustrate the computation of basic and diluted earnings per share:

	Year ended
	June 30,
	2012	2011
Net income for the period	$11,200,432	$9,027,041

Determination of shares:
Weighted-average common shares outstanding (Basic)	48,094,355	42,273,533
Assumed conversion of preferred stock	1,409,158	17,316,658
Weighted-average common shares outstanding (Diluted)	49,503,513	59,590,191

Basic earnings per share	$0.23	$0.21
Diluted earnings per share	$0.23	$0.15

Conversion of the convertible notes (see note 12) is not assumed and the related 750,000 shares (Convertible notes of $1,500,000 at conversion price of $2) were not included in weighted average share calculation as the conversion would be anti-dilutive because the conversion price was higher than the market value per share of the common stock as of June 30, 2012 and 2011.

17.	Commitments and contingencies

The Company has entered into the following material lease agreements.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(STATED IN US DOLLARS)

On December 30, 2008, and December 31, 2009, the Company entered into lease agreements with the local government. Pursuant to these agreements, total area of 3.335 million square meters (5,000 mu) and 2 million square meters (3,000 mu) of land are leased from January 1, 2009 to December 31, 2023 and January 1, 2010 to December 31, 2025, with total annual lease payments of $474,316 (RMB3,000,000) and $284,589 (RMB 1,800,000), respectively.

On July 1, 2009, the Company entered into a lease agreement with a third party. Pursuant to the agreement, the Company leased the office building and plant from July 1, 2009 to June 30, 2014. The first year’s rent was waived and the annual lease payment of $142,295 (RMB900,000) began in the second year. The Company recognizes the aggregate benefit of rent incentives as a reduction of rental expense over the lease term, on a straight-line basis.

On March 31, 2011, the Company entered into a land lease agreement with the local government pursuant to which the Company agreed to lease approximately 2.4 million square meters (3,620 mu) of farmland. The term of the lease is six years, from January 1, 2011 through December 31, 2016 with an annual lease of approximately $549,447 (RMB3,475,200).

On October 2 and 3, 2011, the Company entered into several lease agreements with a local village for inventory (ginger) storage. Pursuant to these agreements, the annual lease payment will be calculated based on the weight of inventory storage (RMB180 per ton).

Future aggregated annual lease payments are as follows:

Year Ending June 30,
2013	$1,450,647
2014	1,450,647
2015	1,308,353
2016	1,308,353
2017	1,033,629
Thereafter	5,502,063
TOTAL	$12,053,692

As of June 30, 2012, the Company had a capital commitment of $8,691 (RMB55,420) in respect of transformation of freezing machine and processing machine As of June 30, 2011, the Company had a capital commitment of $208,957 (RMB 1,352,288) in respect of an environmental equipment installation for construction in progress and two machineries.

18.	Segment Reporting and Geographical Information

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

For the year ended June 30, 2012

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(STATED IN US DOLLARS)

Market	% of revenue contribution
PRC (note a)	66%
Japan	22%
UK	7%
Netherlands	3%
Others	2%
Total	100%

For the year ended June 30, 2011

Market	% of revenue contribution
PRC (note a)	52%
UK	21%
Japan	16%
Netherlands	6%
Others	5%
Total	100%

The Company’s operations are located in the PRC. For the years ended June 30, 2012 and 2011, 100% of the Company’s assets were located in the PRC.

Note (a): The following table sets forth the Company’s PRC customers by designation of delivery:

For the year ended June 30, 2012

Market	% of revenue contribution
UK	44%
Japan	33%
Netherlands	21%
Others	2%
Total	100%

For the year ended June 30, 2011

Market	% of revenue contribution
Japan	47%
UK	28%
Netherlands	18%
Others	7%
Total	100%

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(STATED IN US DOLLARS)

19.	Concentration and risk

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

The Company had 4 customers and 1 customer that aggregately comprised 50% and 17% of net revenue for the years ended June 30, 2012 and 2011, respectively.

For the year ended June 30, 2012

Customers	Revenues			Accounts Receivable

Customer A	$4,752,452	14%		$1,583,276	19%
Customer B	4,209,019	13%		1,631,642	19%
Customer C	4,160,126	12%		1,328,602	16%
Customer D	3,714,536	11%		741,414	9%

Total:	$16,836,133	50%	Total:	$5,284,934	62%

For the year ended June 30, 2011

Customers	Revenues		Accounts Receivable

Customer A	$5,546,059	17%	$1,896,141	30%

20.	Reclassifications

In last year, certain amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to the Consolidated Balance Sheet and Consolidated Statement of Cash Flows presentation and did not impact the Consolidated Statement of Operations and Comprehensive Income.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(STATED IN US DOLLARS)

As of and for the year ended June 30, 2011, $562,851 was reclassified to “Tax recoverable” out of “Inventories” with corresponding changes made to the Consolidated Statement of Cash Flows within “Cash Flows From Operating Activities” to conform to current year presentation.

