Form 10-Q
period 2012-09-30
MAN SHING AGRICULTURAL HOLDINGS, INC
filed 2012-11-14
CIK 1430060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Number of shares of common stock outstanding as of November 14, 2012: 48,226,958

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

PART I

ITEM 1 FINANCIAL STATEMENTS

Man Shing Agricultural Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

As of September 30, 2012 and June 30, 2012

ASSETS	September 30, 2012	June 30, 2012
CURRENT ASSETS
Cash and cash equivalents	$16,114,315	$14,114,741
Accounts receivable, trade, net	9,123,971	8,487,628
Inventories	4,032,286	6,863,831
Deferred inventory costs	10,987,878	9,750,038
Prepayments	1,323,500	269,607
Other receivables	815	817
Tax recoverable	2,243	4,418
TOTAL CURRENT ASSETS	41,585,008	39,491,080

FIXED ASSETS
Property, plant, and equipment	2,202,577	2,199,393
Accumulated depreciation	(476,159)	(433,015)
NET FIXED ASSETS	1,726,418	1,766,378

TOTAL ASSETS	$43,311,426	$41,257,458

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowing	$1,955,528	$1,960,505
Convertible note	1,500,000	1,500,000
Accounts payable	535,067	486,683
Other payables and accrued liabilities	1,525,165	1,409,089
Receipts in advance	354,342	349,366
TOTAL CURRENT LIABILITIES	5,870,102	5,705,643

TOTAL LIABILITIES	5,870,102	5,705,643

STOCKHOLDERS' EQUITY
Common stock, $.001 par, 175,000,000 shares authorized, 48,226,958 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	48,227	48,227
Additional paid-in capital	4,257,522	4,242,522
Accumulated other comprehensive income	1,715,675	1,813,485
Statutory reserves	10,198,223	10,198,223
Accumulated earnings	21,221,677	19,249,358
TOTAL STOCKHOLDERS' EQUITY	37,441,324	35,551,815

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,311,426	$41,257,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Man Shing Agricultural Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three  Months Ended September 30, 2012 and 2011

	For the Three Months Ended
	September 30, 2012	September 30, 2011
Revenues
Sales	$7,046,479	$7,181,048
Cost of sales	4,290,210	4,274,273
Gross Profit	2,756,269	2,906,775

Operating expenses
Selling and marketing expenses	465,313	645,373
General and administrative expenses	293,239	144,718
Total Operating Expenses	758,552	790,091

Operating income	1,997,717	2,116,684

Other income (expenses), net
Financial expenses, net	(49,974)	(77,893)
Non-operating income, net	24,576	19,419
Total other income (loss), net	(25,398)	(58,474)

Income from Operations befer income tax	1,972,319	2,058,210

Income taxes	—	—

Net Income	1,972,319	2,058,210

Other comprehensive income , net
Foreign currency translation (loss)/gain , net	(97,810)	416,198

Total comprehensive income	$1,874,509	$2,474,408

Weighted average number of shares outstanding
Basic	48,226,958	48,026,958

Diluted	48,226,958	49,794,458

Earnings per share
Basic	$0.04	$0.04

Diluted	$0.04	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Man Shing Agricultural Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2012 and 2011

	For the Three Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,972,319	$2,058,210
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	44,290	24,965
Provision/(reversal) of doubtful accounts	3,134	(12,227)
Stock-based compensation to service providers	15,000	15,000
Increase (decrease) in cash from changes in:
Accounts receivable, trade	(661,819)	(491,588)
Prepayments	(1,055,476)	(51,026)
Deferred inventory costs	(1,263,898)	(424,776)
Inventories	2,817,020	3,072,807
Accounts payable	49,671	121,094
Tax recoverable	2,165	118,745
Other payables and accrued liabilities	118,037	(214,629)
Receipts in advance	5,868	(37,046)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,046,311	4,179,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(8,777)	(66,386)
NET CASH USED IN INVESTING ACTIVITIES	(8,777)	(66,386)

Effect of exchange rate on cash	(37,960)	174,479

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,999,574	4,287,622

CASH AND CASH EQUIVALENTS:
Beginning of period	14,114,741	7,081,297
End of period	$16,114,315	$11,368,919

Supplemental disclosure of cash flow information

Cash paid for:
Interest	$60,599	$63,923
Income taxes	$—	—

Non-cash investing and financing activities:
Stock-based compensation to service providers	$15,000	$15,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MAN SHING AGRICULTURAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended June 30, 2012.

2.	ORGANIZATION BACKGROUND

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

The Company is engaged in the production and processing of fresh and frozen fruits and vegetables, mainly ginger but also other vegetables such as onion and garlic. The Company strives to provide high quality products to its customers. As of September 30, 2012, the Company leased 110,000 square meters of factory space from an individual and 7.7 million square meters of farmland from the People’s Republic of China (“PRC”) Government in Anqiu, Shandong Province, which is one of the largest ginger farmlands in the region.

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

There are no significant change in recent accounting pronouncements during the three months ended September 30, 2012 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

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

Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $46,419 and $43,285 are appropriate as of September 30, 2012 and June 30, 2012, respectively.

	September 30, 2012	June 30, 2012

Accounts receivable, gross	$9,170,390	$8,530,913

Less: allowance for doubtful accounts	(46,419)	(43,285)
Accounts receivable, net	$9,123,971	$8,487,628

The movements in general allowance for doubtful accounts are as follows:

	September 30, 2012	June 30, 2012

Opening balance	$43,285	$31,608

Allowance recognized	3,134	11,677
Closing balance	$46,419	$43,285

6.	INVENTORIES

	September 30, 2012	June 30, 2012

Raw materials	$3,200,664	$6,060,902
Finished goods	831,622	802,929
	$4,032,286	$6,863,831

For the three months ended September 30, 2012 and the year ended June 30, 2012, no provision for obsolete inventories was recorded by the Company.

7.	DEFERRED INVENTORY COSTS

The deferred inventory costs of $10,987,878 as of September 30, 2012 represented farmland rental of $1,431,698, cost of ginger seeds of $1,145,041, fertilizers and supplies of $6,072,821, and other items of $2,338,318. The deferred inventory costs of $9,750,038 as of June 30, 2012 represented farmland rental of $1,444,134, cost of ginger seeds of $1,073,489, fertilizers and supplies of $5,379,358, and other items of $1,853,057. These items were used in the planting of ginger and will be transferred to inventories at the time of harvests.

8.	SHORT-TERM BORROWING (LINE OF CREDIT)

On April 10, 2012, Xinsheng entered a loan agreement with Bank of Weifang in the PRC for a facility of approximately $380,662 (RMB2,400,000). The loan has an annual interest rate of 10.496% and matures on March 27, 2013 (approximately twelve months following the date the loan was entered into). The loan is guaranteed by an unrelated third party. As of September 30, 2012, the outstanding amount of this loan was $378,489 (RMB2,400,000).

On June 12, 2012, Xinsheng entered a loan agreement with Agricultural Development Bank of China in the PRC for a facility of approximately $1,581,052 (RMB10,000,000). The loan has an annual interest rate of 6.31% and matures on June 11, 2013 (twelve months following the date the loan was entered into). The loan is guaranteed by an unrelated third party and Mr. Shili Liu, the Company’s CEO, President and Chairman. As of September 30, 2012, the outstanding amount of this loan was $1,577,039 (RMB10,000,000).

9.	CONVERTIBLE NOTES

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

The Company recognized the above debentures and accrued interest at carrying amounts and the shares of common stock were recognized as a prepaid expense using the bid price of the Company’s common stock at the issuance date, amortized to stock-based compensation expenses over the maturity period. Accordingly, the Company recognized $25,000 and $25,000 for the three months period ended September 30, 2012 and 2011, respectively.

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

Pursuant to a service agreement, 200,000 shares were issued to a service provider after the agreed service period from November 5, 2010 to November 4, 2011. The service provider continued to provide the above service to the Company. The fair value of the 200,000 was determined using the bid price of the Company’s Common Stock on the grant date. Accordingly, the Company recognized $15,000 and $15,000 of stock based compensation for the quarters ended September 30, 2012 and September 30, 2011, respectively.

Pursuant to the terms of Cancellation Agreements dated March 16, 2012, Mr. Eddie Cheung and Mr. Kenny Chow agreed to cancel 88,375 and 88,375 preferred shares of the Company, respectively. On April 17, 2012, the 88,375 and 88,375 shares of preferred stock held by Mr. Eddie Cheung and Mr. Kenny Chow were cancelled.

11.	INCOME TAXES

The Company’s wholly owned subsidiary is subject to the PRC Enterprise Income Tax (“EIT”) at the statutory rate of 25% on the profits as reported in the Company’s PRC statutory financial statements as adjusted by profit and loss items that are not taxable or deductible. The Company was exempt from the EIT for the quarter ended September 30, 2012 and the year ended June 30, 2012, as it engages in agricultural business as approved by PRC tax bureau. The Company must renew the exemption annually. The Company expects its exemption to continue since it operates in the rural agricultural business.

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

The following table reconciles the statutory rates to the Company’s effective tax rates for the quarter ended September 30, 2012 and the year ended June 30, 2012:

	Quarter ended	Year ended
	September 30, 2012	June 30, 2012
PRC statutory rates	25%	25%
Effect of tax rates in different jurisdiction	0.12%	(0.24)%
Effect of non-deductible expenses	61.85%	47.57%
Change in valuation allowance	2.35%	2.21%
Effect of tax exemption of PRC subsidiary	(89.32)%	(74.54)%

Effective income rate	0%	0%

The Company has not provided deferred tax liabilities of $2,479,144, and $2,262,417 as of September 30, 2012 and June 30, 2012, respectively, on undistributed earnings attributable to its PRC subsidiary since January 1, 2008 as it intends to reinvest such earnings and the payment of dividends is indefinitely postponed.

As of September 30, 2012 and June 30, 2012, Man Shing had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately $3,393,957 and $3,257,754, respectively, that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a full valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at September 30, 2012 and June 30, 2012. The net operating loss carryforwards expire in various years through 2032.

Net deferred tax assets relate solely to Man Shing, and consist of the following components as of September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Deferred tax assets	1,188,000	1,140,000
Less: valuation allowance	(1,188,000)	(1,140 000)
Net deferred tax asset	—	—

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

The following tables illustrate the computation of basic and diluted earnings per share:

	Three months ended September 30,
	2012	2011
Net income for the period	$1,972,319	$2,058,210

Determination of shares:
Weighted-average common shares outstanding (Basic)	48,226,958	48,026,958
Assumed conversion of preferred stock	—	1,767,500
Weighted-average common shares outstanding (Diluted)	48,226,958	49,794,458

Basic earnings per share	$0.04	$0.04
Diluted earnings per share	$0.04	$0.04

Conversion of the convertible notes (see note 9) is not assumed and the related 750,000 shares (Convertible notes of $1,500,000 at conversion price of $2) were not included in weighted average share calculation as the conversion would be anti-dilutive because the conversion price was higher than the market value per share of the common stock as of September 30, 2012 and 2011.

13.	COMMITMENT AND CONTINGENCIES

The Company has entered into the following material lease agreements.

On December 30, 2008, and December 31, 2009, the Company entered into lease agreements with the local government. Pursuant to these agreements, total area of 3.335 million square meters (5,000 mu) and 2 million square meters (3,000 mu) of land are leased from January 1,

2009 to December 31, 2023 and January 1, 2010 to December 31, 2025, with total annual lease payments of $473,112 (RMB3,000,000) and

$283,867 (RMB 1,800,000), respectively.

On July 1, 2009, the Company entered into a lease agreement with a third party. Pursuant to the agreement, the Company leased the office building and plant from July 1, 2009 to June 30, 2014. The first year’s rent was waived and the annual lease payment of $141,933

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

December 31, 2016 with an annual lease of approximately $548,052 (RMB3,475,200).

On October 2 and 3, 2011, the Company entered into several lease agreements with a local village for inventory (ginger) storage.

Pursuant to these agreements, the annual lease payment will be calculated based on the weight of inventory storage (RMB180 per ton).

Future aggregated annual lease payments are as follows:

Year Ending June 30,
2013	$1,085,223
2014	1,446,964
2015	1,305,031
2016	1,305,031
2017	1,031,005
Thereafter	5,488,093
TOTAL	$11,661,347

14.	SEGMENT REPORTING AND GEOGRAPHICAL INFORMATION

(a)	Segment information

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

(b)	Geographical segment

The following table sets forth the geographic information of the Company’s customers:

For the three months ended September 30, 2012:

Market	% of revenue contribution
PRC (note a)	48.1%
Japan	44.3%
UK	6.2%
Netherlands	1.4%
Total	100%

The Company’s operations are located in the PRC. For the three months ended September 30, 2012 and 2011, 100% of the Company’s assets were located in the PRC.

Note (a): The following table sets forth the Company’s PRC customers by designation of delivery:

For the three months ended September 30, 2012:

Market	% of revenue contribution
Japan	42.4%
Netherlands	34.4%
UK	20.5%
Others	2.7%
Total	100%

15.	CONCENTRATION AND RISK

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

The following customers accounted for 10% or above of Company’s net revenue either during the three months ended September 30, 2012 or September 30, 2011.

	Three months ended September 30,
CUSTOMERS	2012 Revenues		2011 Revenues
Customer A	$1,164,676	16%	$1,018,611	14%
Customer B	1,149,205	16%	628,441	9%
Customer C	909,359	13%	745,072	10%
Customer D	696,602	10%	50,404	1%
Customer E	663,797	9%	837,260	12%
Customer F	-	0%	859,460	12%

The following customers accounted for 10% or above of Company’s accounts receivable, either as of September 30, 2012 or June 30, 2012.

	As of September 30, 2012			As of June 30, 2012
CUSTOMERS	Accounts Receivable			Accounts Receivable
Customer A	$1,735,541	19%		$1,587,988	19%
Customer B	1,729,678	19%		1,636,499	19%
Customer C	1,317,734	14%		1,168,189	14%
Customer D	1,140,686	12%		1,332,557	16%

Total:	$5,923,639	65%	Total:	$5,725,233	68%

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

We produced 11 products in the quarter ended September 30, 2012. Ginger accounted for approximately 79% of our sales in the quarter ended September 30, 2012.

Our Customers

After years of building our reputation, we believe that we have earned the trust of our customers. Our customers include suppliers to one of the world’s largest supermarket chains in Europe and a major ingredient producer in Japan. Our major customers are located in Japan and within Europe, including the United Kingdom and the Netherlands.

The following table lists our top four customers and their percentage of current sales for the quarter ended September 30, 2012:

Top 4 Customers for the Three Months ended September 30, 2012

(Total sales revenue for the three months ended September 30, 2012: US$7,046,479)

Customer	Revenues		%
1. Customer A	US$	1,164,676	16%
2. Customer B	US$	1,149,205	16%
3. Customer C	US$	909,359	13%
4. Customer D	US$	696,602	10%
Total:	US$	3,919,842	55%

The following table sets forth our sales by geographic segmentation:

Market	% of revenue contribution
PRC (see note a)	48.1%
Japan	44.3%
UK	6.2%
Netherlands	1.4%
Total	100%

Note a: The following table sets forth where our PRC customers designated delivery:

Market	% of revenue contribution
Japan	42.4%
Netherlands	20.5%
UK	34.4%
Others	2.7%
Total	100%

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

We intend to grow by:

•	Maintaining our reputation and increasing customer satisfaction by meeting applicable food safety standards.

•	Increasing production capacity to satisfy increasing customer demand.

•	Working with our customers to meet end user demand for new products and forms of our ginger and frozen fruits and vegetables. For the quarter ended September 30, 2012, Man Shing produced 11 products.

•	Continuing to maximize operating efficiencies through the utilization of our existing infrastructure and low labor and operating costs.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For the three months ended September 30,
	2012	2011
Sales:	$7,046,479	$7,181,048
Cost of Goods Sold:	$4,290,210	$4,274,273
Gross Profit:	$2,756,269	$2,906,775
Operating Expenses:	$758,552	$790,091
Other (Loss):	$(25,398)	$(58,474)
Income from Operations:	$1,972,319	$2,116,684
Income Taxes:	$—	$—
Net Income:	$1,972,319	$2,058,210
Other Comprehensive Income (Loss):	$(97,810)	$416,198
Total Comprehensive Income:	$1,874,509	$2,474,408

Revenues

Net revenues were $7,046,479 and $7,181,048 for the quarters ended September 30, 2012 and 2011, respectively. The slight decrease in revenue by 2% is attributable to a slight decrease in the production volume and orders for ginger in this quarter as compared to the same period in the last year. We did not record any product returns for the three month periods ended September 30, 2012 and 2011. In addition, a decline in the selling price of ginger products dragged down sales.

Cost of Sales

Cost of sales primarily includes costs to plant, harvest and store ginger and other agricultural products such as ginger seeds and fertilizers. During the quarter ended September 30, 2012, we had cost of revenues of $4,290,210, or approximately 61% of revenues, versus cost of revenues of $4,274,273, or approximately 60%, of revenues for the quarter ended September 30, 2011. The cost of sales as a percentage of revenue increased slightly due primarily to an increase in costs of planting and production.

Gross profit

We had gross profit of $2,756,269 for the quarter ended September 30, 2012, which decreased by $150,506 or 5% when compared to the gross profit of $2,906,775 for the quarter ended September 30, 2011.

Gross profit margin decreased by 1% from 40% for quarter ended September 30, 2011 to 39% for the quarter ended September 30, 2012.

The decrease in gross profit margin for our ginger and agricultural products during the period under review was due primarily to an increase in material costs and a decrease in sales.

Expenses

Operating expenses for the quarter ended September 30, 2012 were $758,552 compared to operating expenses of $790,091 for the quarter ended September 30, 2011. The decrease in operating expenses was due to a decrease in the selling and marketing expenses of $180,060, partially offset by an increase in general and administrative expenses of $148,521.

Selling and marketing expenses were 7% of revenues for the quarter ended September 30, 2012 and 9% of revenues for the quarter ended September 30, 2011. The decrease in the selling and marketing expenses was due primarily to a decrease in distribution costs.

General and administrative expenses were 4% of revenues for the quarter ended September 30, 2012 and 2% of revenues for the quarter ended September 30, 2011. General and administrative expenses were maintained at a relatively low level as a percentage of revenue. General and administrative expenses consisted of mainly professional fees and office rental expenses.

Income Taxes

We had no income tax expense for the quarters ended September 30, 2012 and 2011, respectively, since the Company is exempted from the Enterprise Income Tax as approved by the PRC tax bureau.

Income

We had a net income of $1,972,319 and $2,058,210 for the quarters ended September 30, 2012 and 2011, respectively. Net income margin was stable at 28% for the quarter ended September 30, 2012, as compared to 29% for the quarter ended September 30, 2011. The net income in these periods was due primarily to sales of our fresh and frozen ginger and other agricultural products. Our net income is a function of revenues, cost of sales and other expenses as described above. Our expenses remained at a stable level as a percentage of revenue.

Impact of Inflation

We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in our cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

As of September 30, 2012 and June 30, 2012, cash and cash equivalents totaled $16,114,315 and $14,114,741, respectively.

Working capital as of September 30, 2012 and June 30, 2012 amounted to $35,714,906 and $33,785,437, respectively. Net cash provided by operating activities for the quarters ended September 30, 2012 and 2011 amounted to $2,046,424 and $4,179,529, respectively. Cash flows from operations for the quarter ended September 30, 2012 were contributed primarily by net income generated from operating activities of $1,972,319, a decrease in inventory by $2,817,020 and increase in other payables and accrued liabilities by $118,037, partially offset by increase in prepayment and deferred inventory costs of $2,319,374 which was in connection with mainly prepaid rent, supplies and other items used in the growing and packaging of ginger and increase in accounts receivable by $661,819.

Cash flows used in investing activities were $8,777 and $66,386 for the quarters ended September 30, 2012 and 2011, respectively. Net cash used in investing activities for the quarter ended September 30, 2011 was due primarily to the increase in fixed assets and purchase of equipment.

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

Overall, we have funded all of our cash needs and no significant amount of our trade payables has been unpaid within the stated trade term. As of September 30, 2012, we are not subject to any unsatisfied judgments, liens, or settlement obligations. We believe that the current operating activities would be able to generate adequate cash flows supporting the daily operations for the next twelve months.

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

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined on a first in first out basis, and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories, cost includes an appropriate share of production overheads based on normal operating capacity.  In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

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

However, on December 31, 2011, Ministry of Finance, State Administration of Taxation issued a notice of (Cai Shui [2011] No. 137) on the exemption of VAT for vegetable products with effect from January 1, 2012.

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

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (who is also our Chief Executive Officer) and principal financial officer (who is also our Chief Financial Officer), we conducted an evaluation of the effectiveness, as of September 30, 2012, of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are not effective due to the material weakness and significant deficiency in internal controls over financial reporting described below.

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

The material weakness and significant deficiency identified by our management as of September 30, 2012 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

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

None.

ITEM 1A.   RISK FACTORS

Not applicable to smaller reporting companies

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2012, we did not issue any unregistered securities that were not otherwise reported in a Current Report on Form 8-K.

ITEM 3.    DEFAULTs UPON SENIOR SECURITIES

None.

ITEM 4.    mINE SAFETY DISCLOSURES

Not applicable.

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

MAN SHING AGRICULTURAL HOLDINGS, INC.

Date: November 14, 2012	By:	/s/ Shili Liu
Name: Shili Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Kenny Chow
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

